Form 10-K
period 1995-12-31
WELLS REAL ESTATE FUND II
filed 1996-04-16
CIK 797544

F-7



          12
          1



          1
          1

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
[X]   Annual  report  pursuant to Section  13  or  15(d)  of
the
Securities Exchange Act of 1934
     [Fee Required]

For   the  fiscal  year  ended                December  31,
1995
or

[  ]   Transition report pursuant to Section 13 or 15 (d) of
the
Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                    to
Commission file number             0-16518
                              Wells Real Estate Fund II
                    (Exact name of registrant as specified
in its
charter)

          Georgia                            58-1678709
(State   or  other  jurisdiction  of
(I.R.S.
Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia             30092
(Address of principal executive offices)
(Zip
Code)

Registrant's telephone number, including area code
(770)
449-7800
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on
which
registered          NONE                               NONE

Securities registered pursuant to Section 12 (g) of the Act:

                              CLASS A UNITS
                              (Title of Class)

                              CLASS B UNITS
                              (Title of Class)
      Indicate by check mark whether the registrant (1) has
filed
all  reports required to be filed by Section 13 or 15 (d) of the
Securities  Exchange Act of 1934 during the preceding  12
months
(or  for such shorter period that the registrant was
required  to
file  such  reports),  and (2) has been subject  to  such
filing
requirements for the past 90 days.
Yes  X         No
Aggregate  market  value  of  the  voting  stock  held  by
non-
affiliates:         Not Applicable
PART I


ITEM  1.  BUSINESS


Wells  Real  Estate  Fund  II (the "Partnership")  is  a
Georgia
public limited partnership having Leo F. Wells, III and Wells
Capital, Inc., as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On September 8, 1986, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration
Statement filed on Form S-11 under the Securities Act of 1933.
The Partnership terminated its offering on September 7, 1988, and received gross proceeds of $34,948,250 representing subscriptions from 4,440 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

As  of December 31, 1995, the Partnership owned interests in the
following properties: (i) a retail shopping and commercial
office
complex  located  in  Tucker, Georgia,  (ii)  a  shopping
center
located  in  Cherokee County, Georgia, (iii) a  two-story
office
building  located in Charlotte, North Carolina, (iv) a four-
story
office  building located in metropolitan Houston,  Texas,
(v)  a
restaurant located in Fulton County, Georgia, and (vi)  a
retail
shopping  center  currently  being developed  in  Fulton
County,
Georgia.  All of the foregoing properties were acquired on
an all
cash basis and are described in more detail in Item 2 below.
The
lease  on  the  Atrium Building in Houston, which
contributes  a
significant  proportion to the revenue of the  Partnership,
will
expire  in June, 1996.  If the Partnership is unable to
obtain  a
new  tenant, the income generated to the Partnership may
decrease
significantly.    See  the  detailed  discussion   in   Item
2,
Properties.


Employees

The  Partnership has no direct employees.  The employees of
Wells
Capital,  Inc., a General Partner of the Partnership,
perform  a
full range of real estate services including leasing and
property
management,  accounting, asset management and investor
relations
for  the  Partnership.   See Item 11 -  Compensation  of
General
Partner and Affiliates - for a summary of the fees paid to the
General Partners and their affiliates during the fiscal year ended December 31, 1995.

Insurance

Wells  Management  Company, Inc., an  affiliate  of  the
General
Partner,  carries  comprehensive liability and extended
coverage
with  respect to all the properties owned directly or
indirectly
by  the  Partnership.   In  the  opinion  of  management  of
the
registrant, the properties are adequately insured.


Competition

The  Partnership  will experience competition  for  tenants
from
owners  and managers of competing projects which may include the
General  Partners  and  their  affiliates.   As  a  result,
the
Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the
Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.



ITEM 2.  PROPERTIES.


The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March
1, 1988, between the Partnership and Wells Real Estate Fund
II-OW
("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund
II-OW are substantially identical to those of the Partnership.
As of December 31, 1995, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%.
The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence.
Accordingly, investment in joint venture is recorded on the equity method.

The Partnership does not have control over the operation of the joint venture; however, it does exercise significant influence.
Accordingly, investment in the joint venture is recorded on the equity method.

Of  the  six  properties owned by the joint  venture,  three are
retail  shopping centers, two are office buildings and one
is  a
restaurant.   As  of  December 31, 1995,  these  properties
were
95.87% occupied, down from 97.34% at December 31, 1994, and up from 66.90% at December 31, 1993, 93.76% at December 31, 1992 and
93.57% at December 31, 1991.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1995, assuming no exercise of renewal options or termination rights:

               Partnership
               Share
Year  of         Number of Square    Annualized     of
Annualized
Percentage of  Percentage of
Lease          Leases    Feet Gross Base     Gross Base
Total
Square    Total Annualized
Expiration     Expiring  Expiring  Rent (1)  Rent(1)
Feet
Expiring  Gross Base Rent


1996(2)    12    141,922   $2,296,663      $1,376,505
52.20%
61.37%
1997 12   25,528    319,709   144,436   9.39%          8.54%
1998 4    7,750     92,134    44,145    2.85%          2.46%
1999 6    9,619     152,313   67,264         3.54%
4.07%
2000 2    5,314     81,438         37,387    1.95%
2.18%
2001(3)      2       78,192      749,373      622,411
28.76%
20.02%
2002    1       3,531        50,821            21,609
1.30%
1.36%
2003 0    0    0              0    0.00%
0.00%
2004 0    0    0              0    0.00%
0.00%
2005 0    0    0              0    0.00%           0.00%
       39     271,856      $3,742,451     $2,313,757
100.0%
100.0%

(1) Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of Lockheed Engineering and Science Company,
Inc.
at The Atrium.

(3) Expiration of the Brookwood Grill with 7,440 square feet and the First Union Bank with 70,752 square feet at the Charlotte
Project.


The following describes the properties in which the Partnership owns an interest as of December 31, 1995:

The Charlotte Property

On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a 9.54 acre tract of land located in
Charlotte,  Mecklenburg  County, North Carolina  (the
"Charlotte
Property") for a purchase price of $8,550,000.

While the entire project was originally leased under a net lease to IBM, IBM elected not to exercise its second three year option to extend its lease and vacated the building effective
September
30, 1993, after paying a $425,000 lease termination fee.

On  May  1,  1994,  First  Union Bank assumed  occupancy  of the
Charlotte  property under a lease which expires April  30,
2001.
The  principal terms of the lease provide for First Union's
sole
tenancy  of the project as a regional operations center  for the
initial  term of seven years.  Because First Union Bank
invested
approximately $1 million on tenant improvements at the
Charlotte
property,  a  lower rental rate was accepted for the  first
five
years.   There are presently no plans for improvement or
further
development of the project.

The  annual base rent during the initial term is $412,705
payable
in  equal monthly installments of $34,392.08 during the
first two
years,  annual  base rent of $454,651 payable  in  equal
monthly
installments  of  $37,887.58 during the third year,  annual
base
rent  of   $489,650  payable  in equal  monthly
installments  of
$40,804.17  during  the  fourth year  and  annual  base
rent  of
$524,625  payable  in  equal monthly installments  of
$43,718.75
during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates.

The  occupancy rates at the Charlotte Property as of
December  31
were  100%  in 1995, 100% in 1994, 0% in 1993, 100% in  1992
and
1991.

The  average  effective  annual rental per  square  foot  at the
Charlotte  Property was $5.83 for 1995, $3.88  1994,  $28.12
for
1993 and $15.69 for 1992, and 1991. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.


The Atrium

On April 3, 1989, the Fund II-Fund II-OW Joint Venture formed a joint venture (the "Fund II-Fund III Joint Venture") with Wells
Real Estate Fund III, L.P. ("Wells Fund III"), a public Georgia limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund
III are substantially identical to those of the Partnership.

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan
Houston,  in
the City of Nassau Bay, Harris County, Texas, know as "The
Atrium
at Nassau Bay", (the "Atrium").

The  funds used by the Fund II-Fund III Joint Venture to
acquire
the  Atrium were derived from capital contributions made  to the
Fund  II-Fund III Joint Venture by the Fund II-Fund  II-OW
Joint
Venture  and  Wells  Fund III in the amounts  of  $8,327,856
and
$2,538,000, respectively, for total initial capital
contributions
of  $10,865,856.  As of December 31, 1995, the Fund II-Fund
II-OW
Joint   Venture  and  Wells  Fund  III  had  made  total
capital
contributions   to  the  Fund  II-Fund  III  Joint   Venture
of
approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II - Fund II-
OW Joint Venture holds approximately 66% equity interest in the
Fund II - Fund III Joint Venture, and Wells Funds III holds approximately 34% equity interest in the Fund II - Fund III Joint
Venture.

The  Atrium was first occupied in 1987 and contains
approximately
119,000  net leasable square feet.  Each floor of the
Atrium  is
currently  under  a  separate lease to Lockheed  Engineering
and
Science  Company, Inc., a wholly-owned subsidiary of the
Lockheed
Company,  each of which leases have terms of approximately
eight
years  and  expire June 30, 1996.  The leases do not contain any
provisions for extension.  The Fund II-Fund III Joint
Venture  is
responsible for operating expenses of up to $4.50 per square foot
for  the  first  four  years and $4.75 per square  foot  for the
remaining term.  The tenant under each lease is required  to pay
certain  operating expenses including expenses  relating  to its
share of the building in excess of $4.50 per square foot for the
first  four  lease  years  and $4.75  per  square  foot  for the
remaining  term.   Under the terms of each  of  the  leases,
the
tenant is responsible for all maintenance and repair work, as well as all utilities, taxes, insurance and similar expenses with respect to the Atrium in excess of the amounts specified above.
The leases for each of the four floors of the building are identical, except as to their base monthly rentals. The leases for the Atrium currently provide for base rent of $185,298 per month until expiration of said leases in June 1996.

The occupancy rate at the Atrium Property was 100%, and the average effective annual rental square foot at the Atrium
Property was $17.47 for each of the five years from 1991 through
1995.

The lease with Lockheed will expire June 30, 1996, and renewal is not anticipated at this time. The Partnership has responded to various potential tenants regarding leasing portions of the
Atrium, should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the
Lockheed lease, the income generated from the Atrium Property could decrease significantly following the expiration of the
Lockheed lease on June 30, 1996. In addition, even if the
Partnership is able to obtain leases with new tenants for the
Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners.

The Brookwood Grill Property

On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell,
Fulton  County,  Georgia (the "Brookwood Grill  Property").
The
Brookwood Grill Property is located about two miles west of
Georgia Highway 400 and approximately 20 radial miles north of the Atlanta Central Business District. The Fund II - Fund II-OW
Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II-Fund II-OW Joint Venture contributed the Brookwood Grill, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-Fund III Joint Venture. As of September 20, 1991, the Fund II-Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Grill Property.

As of September 20, 1991, a lease agreement was entered into with
the  Brookwood  Grill  of Roswell, Inc. for  the
development  of
approximately  1.5 acres and the construction of a  7,440
square
foot  restaurant.   This Roswell site, which opened  early
March
1992,  is  the second location in the Atlanta area  for
what  is
anticipated  as  a southeastern chain of restaurants
similar  in
concept to Houston's, Ruby Tuesday, and Friday's.  This
chain  is
principally owned by David Rowe, an Atlanta real estate
developer
of  Kroger  shopping  centers,  and  several  operating
partners
formerly  with  Houston's.  The terms of the lease  call
for  an
initial  term  of 9 years and 11 months, with two additional
10-
year  option periods.  The agreement calls for a base
rental  of
$217,006 per year for Years 1 through 5, with a 15% increase over
the  remainder of the initial term.  Rental rates for all
option
periods  will be based on the prevailing market values and
rates
for  those periods.  Under the terms of the lease, the  Fund
II-
Fund  III Joint Venture was required to make certain
improvements
for  the  development and construction of the restaurant
building
together  with  parking areas, driveways, landscaping  and
other
improvements described in the plans and specifications.  The
Fund
II-Fund  III Joint Venture has expended approximately
$1,100,000
for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The  occupancy rate for the Brookwood Grill, a sole  tenant, was
100% for 1995, 1994, 1993 and 1992.  The average effective
rental
per  square foot at the Brookwood Grill is $30.21 for 1995,
1994
and 1993, and $24.60 for 1992, the first year of occupancy.

As of December 31, 1995, the Fund II-Fund II-OW Joint
Venture and
Wells  Fund III had made total contributions to the Fund  II-
Fund
III  Joint  Venture of approximately $2,128,000  and
$1,330,000,
respectively,  for  the  acquisition  and  development   of
the
Brookwood Grill.  The Fund II-Fund II-OW Joint Venture
holds  an
approximately   62%  equity  interest  in  the  Brookwood
Grill
property, and Wells Fund III holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the 880 Property was contributed to a new joint venture, Fund II, III, VI, and VII Associates by Fund II-
Fund III
Joint Venture.  This property is described below.

Fund  II,  III,  VI  and  VII Joint Venture/Holcomb  Bridge
Road
Project

On  January 10, 1995, Fund II-Fund III Joint Venture; Wells
Real
Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a
Georgia limited partnership, as general partners, and Wells
Real
Estate Fund VII, L. P.("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners,
L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII
Associates  ("Fund  II, III, VI and VII Joint  Venture").
Wells
Partners,  L.P.  is  a private limited partnership  having
Wells
Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and
Wells Fund VII are substantially identical to those of the
Partnership.

The  Fund II-Fund III Joint Venture contributed
approximately 4.3
acres  of  land  at the intersection of Warsaw Road  and
Holcomb
Bridge  Road  in  Roswell, Fulton County, Georgia including
land
improvements with a book value of $1,729,116 to the Fund II,
III,
VI  and  VII  Joint  Venture.  Development  is  underway  on two
buildings containing a total of approximately 48,000 square
feet;
26,000  square  feet to be developed as office space  and
22,000
square feet to be developed as retail space.  As of December
31,
1995,   leases  have  been  signed  with  Bertucci's
Restaurant
Corporation for 5,935 square feet, Air Touch Cellular  for
3,046
square feet and Townsend Tax for 1,389 square feet. Initial occupancy occurred February, 1996.

As  of December 31, 1995, Fund II and Fund III Joint Venture
had
contributed   $1,729,116  in  land  and   improvements   for
an
approximate  33%  equity interest, Wells Fund VI had
contributed
$982,691  toward the construction for an approximate  19%
equity
interest,  and  Wells Fund VII had contributed $2,500,000
for  a
approximate  48% equity interest. As of December  31,  1995, the
Partnership  held an approximate 19% equity interest through the
Fund II-II-OW Joint Venture in the Fund II, III, VI and VII
Joint
Venture.   The  total  cost to develop the  Holcomb  Bridge
Road
Project   excluding   land,   is  currently   estimated   to
be
approximately  $4,000,000,  and  it  is  anticipated   that
the
remaining  approximate $517,000 will be contributed
$260,000  by
Wells Fund VI and $257,000 by Wells Fund VII.


Tucker Property

The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb
County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Project contains approximately 29,858 net leasable square feet. The commercial office space at the Tucker
Project, which divided into seven separate buildings, contains approximately 67,465 net leasable square feet.

On  January 9, 1987, the Partnership acquired an interest in the
Tucker  Property  which  was acquired by  a  joint  venture
(the
"Tucker  Joint  Venture") originally between the Partnership
and
Wells  Real Estate Fund I (`Wells Fund I").  Wells Fund  I
is  a
Georgia   public   limited  partnership   affiliated   with
the
Partnership  through  common general  partners.   The
investment
objectives of Wells Fund I are substantially identical  to
those
of the Partnership.  Upon the formation of the Fund II-Fund
II-OW
Joint  Venture  in  March 1988, the Partnership  contributed its
joint venture interest in the Tucker Joint Venture to the
Fund II-
Fund  II-OW  Joint Venture as a part of its capital
contribution.
On  January 1, 1991, the Cherokee Joint Venture, which is
defined
below,  was  merged into the Tucker Joint Venture forming  a new
joint   venture   (the  "Tucker-Cherokee  Joint  Venture").
As
described  below,  the Cherokee Joint Venture was  also  a
joint
venture  between the Fund II-Fund II-OW Joint Venture  and
Wells
Fund  I.   Under  the  terms of the Amended  and  Restated
Joint
Venture Agreement of Fund I and Fund II Tucker-Cherokee, the percentage interest of the Fund II - Fund II-OW Joint Venture in the Tucker Project remained unchanged as a result of the merger of the Tucker Joint Venture into the Tucker-Cherokee Joint
Venture.

On  August 1, 1995, Wells Fund I and the Fund II-Fund-II-OW
Joint
Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII
Joint
Venture, as described below. As a result, the name of the joint venture was changed back to "Fund I and Fund II Tucker", and is therefore no longer merged with the Cherokee Joint Venture.
The
Partnership's percentage interest in the Tucker Project remained unchanged as a result of the transaction.

Both  Wells Fund I and the Fund II-Fund II-OW Joint Venture
have
funded the cost of completing the Tucker Property through
capital
contributions  which  have  been paid as  progressive
stages  of
construction were completed.  As of December 31, 1995, Wells
Fund
I had contributed a total of $6,399,854, and the Fund II-
Fund II-
OW  Joint  Venture had contributed a total of $4,826,015  to the
Tucker  Project and the Fund II-Fund II-OW Joint Venture
had  an
approximately 45% equity interest in the Tucker Project.
As  of
December  31, 1995, Wells Fund I had an approximately 55%
equity
interest  in the Tucker Project and the Fund II-Fund II-OW
Joint
Venture  had an approximately 45% equity interest in  the
Tucker
Project.   As  of December 31, 1995, the Tucker Project  was
83%
occupied by 34 tenants.

There are no tenants in the project occupying ten percent or more
of  the  rentable  square  footage.   The  principal
businesses,
occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 83% in 1995, 96% in
1994, 89% in 1993, 80% in 1992 and 83% in 1991.

The average effective annual rental per square foot at the Tucker
Property  was $12.61 for 1995, $12.63 for 1994, $11.37 for
1993,
$11.37 for 1992, and $9.77 for 1991.

Cherokee Property

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan
Atlanta, Cherokee County, Georgia (the "Cherokee Project").
The
Cherokee Project consists of approximately 103,755 net leasable square feet.

On  June  30, 1987, the Partnership acquired an interest  in the
Cherokee  Project  through a joint venture (the  "Cherokee
Joint
Venture")  between the Partnership and Wells Fund II-Fund
II-OW.
On  January 1, 1991, the Cherokee Joint Venture merged  with the
Tucker  Joint Venture to form the Tucker-Cherokee Joint
Venture.
As  described  above, the Tucker Joint Venture was also  a
joint
venture between the Partnership and the Fund II-Fund II-OW
Joint
Venture.   Under  the  terms of the Amended  and  Restated
Joint
Venture  Agreement  of  Fund I and Fund II  Tucker-Cherokee,
the
Partnership's   percentage  interest  in  the  Cherokee
Project
remained unchanged as a result of the merger of the Cherokee
Joint Venture into the Tucker-Cherokee Joint Venture.

On  August  1,  1995, the Partnership, the Fund II -  Fund
II-OW
Joint Venture, Wells Real Estate Fund VI, L.P. ("Wells Fund
VI"),
a Georgia public limited partnership having Leo F. Wells,
III and
Wells  Partners, L.P., a Georgia limited partnership, as
general
partners and Wells Real Estate Fund VII, L.P. ("Wells Fund
VII"),
a Georgia public limited partnership having Leo F. Wells,
III and
Wells  Partners, L.P., a Georgia limited partnership, as
general
partners entered into a joint venture agreement known as
Fund  I,
II,  II-OW,  VI, and VII Associates (the "Fund I, II, II-OW,
VI,
VII  Joint  Venture"), which was formed to own  and  operate the
Cherokee  Project.   Wells Partners, L. P. is a  private
limited
partnership having Wells Capital, Inc., a General Partnership, as its sole general partner. The investment objectives of Wells
Fund  I,  Wells Fund II-Fund II-OW, Wells Fund VI and Wells
Fund
VII are substantially identical to those of the Partnership.

As  of  December 31, 1995, Wells Fund I had contributed
property
with  a  book  value of $2,139,900, the Fund II-Fund II-OW
Joint
Venture had contributed property with a book value of
$4,860,100,
Wells Fund VI had contributed cash in the amount of $953,718
and
Wells Fund VII had contributed cash in the amount of
$953,798  to
the  Cherokee  Project.   As of December  31,  1995,  the
equity
interests in the Cherokee Project were as follows:  Wells
Fund  I
23%, Fund II-Fund II-OW Joint Venture 55%, Wells Fund VI 11%
and
Wells Fund VII 11%.
The  Cherokee Project is anchored by a 67,115 square  foot
lease
with  Kroger Food/Drug which expires in 2011.  Kroger's
original
lease  was  for 45,528 square feet.  In 1994, Kroger
expanded  to
the  current 67,115 square feet which is approximately 65%
of the
total  rentable square feet in the property.  As of December
31,
1995,  the Cherokee Project was approximately 94% occupied
by  19
tenants, including Kroger.

Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain.
The
other tenants in the shopping center provide typical retail shopping services.

The  Kroger  lease  calls for an annual rent  of  $392,915
which
increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires
March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 94% in 1995, 91%
in 1994, 89% in 1993, 88% in 1992 and 85% in 1991.

The average effective annual rental per square foot at the
Cherokee Property was $7.50 for 1995, $5.33 for 1994, $6.47 for
1993, $6.46 for 1992 and $6.52 for 1991.





ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1995.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

No  matters  were  submitted to a vote of  the  Limited
Partners
during the fourth quarter of 1995.







PART II

ITEM  5.   MARKET  FOR PARTNERSHIP'S UNITS AND  RELATED
SECURITY
HOLDER MATTERS.

As  of February 28, 1996, the Partnership had 108,572
outstanding
Class  A  Units  held  by a total of 3,546 Limited  Partners
and
30,221  outstanding Class B Units held by a total of 700
Limited
Partners.  The total number of Limited Partners has
decreased due
to  repurchase of units since the termination of the
offering  in
1988.   The capital contribution per unit is $250.  There
is  no
established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership
Agreement, the General Partners have the right to prohibit transfers of units.

Class  A Unit holders are entitled to an annual 8% non-
cumulative
distribution  preference over Class B Unit  holders  as  to
cash
distributions  from  Net  Cash From Operations,  defined  in the
Partnership  Agreement as Cash Flow, less adequate cash
reserves
for  other obligations of the Partnership for which there
is  no
provision,  but are initially allocated none of the
depreciation,
amortization,  cost recovery and interest expense.   These
items
are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash  Available  for  Distribution to  the  Limited
Partners  is
distributed  on a quarterly basis unless Limited Partners
select
to   have   their   cash   distributions  paid   monthly.
Cash
distributions made to the Limited Partners for the two most recent fiscal years were as follows:

            Amount              Amount
      Per Class A Unit                       Per Class B
Unit
Distribution  for     Total  Amount    Investment     Return
of
Return of     General
Quarter     Ended     Distributed       Income
Capital
Capital       Partner

March  31,  1994 $274,611       $2.53     $0.00
$0.00
$0.00
June   30,  1994   $357,090        $3.29      $0.00
$0.00
$0.00
September  30, 1994  $443,699       $4.09      $0.00
$0.00
$0.00
December  31, 1994   $447,937       $4.13      $0.00
$0.00
$0.00
March   31,  1995  $437,508        $4.03      $0.00
$0.00
$0.00
June   30,  1995   $472,259        $4.35      $0.00
$0.00
$0.00
September  30, 1995  $493,535       $4.55      $0.00
$0.00
$0.00
December  31, 1995   $479,001       $4.41      $0.00
$0.00
$0.00


The fourth quarter distributions were accrued for accounting purposes in 1995 and were not actually paid until February, 1996.






ITEM 6.  SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1995, 1994, 1993, 1992, and 1991.

          1995      1994
1993     1992 1991


Total    assets     $26,078,445      $27,004,981
$27,906,164
$28,196,307    $ 28,775,024
Total revenues 1,011,995 505,921   1,983,268 1,573,182
1,522,467
Net Income     1,011,745 505,921   1,983,268 1,569,736
1,518,290
Net income
  allocated to General
  Partners     --   --   --
- --   --
Net income allocated
  to Class A Limited
    Partners      1,922,246  1,275,951  2,586,,995
2,197,866
2,191,933
Net loss allocated
  to Class B Limited
  Partners     (910,501) (770,030) (603,727) (628,130)
(673,703)
Net income per
  Class A Limited
  Partner Unit 17.71     11.75     23.83     20.24     20.19
Net loss per
  Class B Limited
  Partner Unit (30.13)   (25.48)   (19.98)   (20.78)
(22.27)
Cash distribution
  per Class A
   Limited  Partner  Unit   17.34     14.03      18.82
20.00
20.00
Cash distribution per
  Class B Limited
  Partner Unit --   --   --   3.11 .76

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL
CONDITIONS AND RESULTS OF OPERATION.

The   following  discussion  and  analysis  should  be  read
in
conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto.

This  Report  contains  forward-looking  statements,  within the
meaning of Section 27A of the Securities Act of 1933 and
21E  of
the  Securities  Exchange Act of 1934, including  discussion
and
analysis   of   the  financial  condition  of  the
Partnership,
anticipated  capital  expenditures required to  complete
certain
projects,  amounts  of  cash  distributions  anticipated  to be
distributed  to Limited Partners in the future and certain
other
matters.   Readers of this Report should be aware that there
are
various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


Results of Operations and Changes in Financial Conditions

General

As  of  December 31, 1995, the developed properties owned by the
Fund  II-Fund  II-OW Joint Venture, excluding the Holcomb
Bridge
Road  Property which is not yet fully developed, were 96%
leased,
as  compared to 1994, and 1993 when the properties were  98%
and
66% leased respectively. The increase in the leased percentages for 1994 and 1995 is due to the occupancy of the Charlotte
Property for the last eight months of 1994 and all of 1995.

Gross  revenues of the Partnership were $1,011,995 for the
fiscal
year  ended  December 31, 1995, as compared to $505,921  for the
fiscal year ended December 31, 1994 and $1,983,268 for the
fiscal
year ended December 31, 1993.  The increase in gross
revenues for
fiscal  year 1995 from fiscal year 1994 was due primarily to the
full  year  occupancy at the Charlotte Project.  The
decrease  in
gross  revenues  for  1994 over 1993 was  primarily  due  to the
vacancy  and decreased rental rate at the Charlotte
Property.   A
fourth quarter loss at the Cherokee Property was due to a loss on the retirement of tenant improvements which were necessary to complete the Kroger expansion.

Administrative expenses of the Partnership are incurred at the joint venture level. Depreciation expense increased from 1994 to
1995 due to change in the estimated useful lives of buildings and improvements from 40 years to 25 years. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Partnership  distributions  paid during  the  fiscal  year
ended
December  31, 1995, totaled $1,882,302, as compared to
$1,523,337
during  the  fiscal year ended December 31, 1994  and
$2,043,272
during the fiscal year ended December 31, 1993. This increase in partnership distributions paid for fiscal year 1995 as compared to fiscal years 1994 and 1993 was primarily caused by an increase in net cash provided by operating activities which was caused by occupancy fluctuations.

The  Partnership  made  cash distributions  to  Limited
Partners
holding Class A units of $17.34 per Unit for fiscal year ended
December 31, 1995 and $14.02 per Unit for fiscal year ended
December 31, 1994, and $18.82 per unit for 1993.  The
Partnership
made  no  cash distributions to Limited Partners holding
Class  B
Units for fiscal year ended 1995, 1994 or 1993.

In  March  1995, the Financial Accounting Standards Board
issued
Statement  of  Financial Accounting Standards ("SFAS")  No.
121,
"Accounting for the impairment of Long-Lived Assets and for
Long-
Lived  Assets to Be Disposed of", which is effective  for
fiscal
years   beginning  after  December  15,  1995.   SFAS   No.
121
establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective
January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.




Property Operations

As of December 31, 1995, the Partnership owned interests in the following properties through the Fund II - Fund II-OW
Joint
Venture:

Tucker Property


                              For the Year Ended December 31
                         1995           1994
1993

Revenues:
   Rental income    $1,227,116     $1,228,960     $1,106,676
   Interest income        2,599          3,269
3,151
     1,229,715 1,232,229 1,109,827
Expenses:
   Depreciation     277,862   238,238   236,288
   Management and
     leasing expenses    135,517   133,650   126,853
   Other operating expenses   563,049   500,494   617,726
     976,428   872,382   980,867
Net income     $253,287  $359,847  $128,960

Occupied %     83%  96%  89%
Partnership Ownership %  42.5%     42.5%     42.5%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture *     $250,278  $202,642  $124,189

Net income allocated
to Fund II - Fund II-OW
Joint Venture *     $113,752  $161,608  $57,817


*   The Partnership holds a 95% ownership in the Fund II-
Fund II-
OW  Joint  Venture.   For  allocations  to  the  Partnership
see
footnotes in the audited financial statements.


Rental  income remained relatively stable from 1994 to  1995
and
increased  from  $1,106,676 in 1993 to  $1,228,960  in  1994 due
primarily  to  increased  tenant occupancy.   Operating
expenses
increased in 1995 over 1994 due to an increase in property taxes, utilities, and other repairs and maintenance. Operating expenses decreased in 1994 as compared to 1993 due chiefly to a decrease in retirement of tenant improvements of $88,000 and a decrease of
$20,000 for general and administrative expenses. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial
Conditions". Net income of the property decreased to $253,286 in
1995 from $359,847 in 1994 due to increased depreciation and operating expenses as discussed above and increased in 1994 to
$359,847 from $128,960 in 1993 due to increased tenant occupancy and decrease in operating expenses as discussed above.

The  property was 83% leased as of December 31, 1995, as
compared
to  96% as of December 31, 1994, and 89% as of December 31,
1993.
Rental  income  for 1995 decreased only slightly  over  the
1994
level due to the decrease in occupancy occurring near the end of
1995.

Real estate taxes were $127,484 for 1995, $105,042 for 1994 and
$132,780 for 1993.

For  comments on the general conditions to which the
property may
be  subject,  see  Item  1, Business,  Page  2.   For
additional
information  on  the  property,  tenants,  etc.,  see   Item
2,
Properties, page 3.
Cherokee Commons Shopping Center


                              For the Year Ended December 31
                                     1995
1994
1993
Revenues:
   Rental income    $778,204  $ 552,823 $585,195
   Interest income        180         50           343
     778,384   552,873   585,538
Expenses:
   Depreciation     277,099   172,583   178,269
   Management and
     leasing expenses    36,303    22,410    20,453
   Other operating expenses   115,885   569,830   605,465
     429,287   764,823   804,187
Net income     $349,097  $(211.950)     $(218,649)

Occupied %     94%  91%  89%
Partnership Ownership %  51.7%     65.7%     65.3%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture *     $269,900  $213,478  $173,665

Net income allocated
to the Fund II - Fund II-OW
Joint Venture *     $216,845  ($148,827)     ($147,982)


*   The Partnership holds a 95% ownership in the Fund II-
Fund II-
OW  Joint  Venture.   For  allocations to  the  Partnership,
see
footnotes in the audited financial statements.


Rental  income  increased in 1995 over 1994  due  to  the
Kroger
expansion  which was completed in November, 1994.  Rental
income
for  the  year  ended  December 31, 1994 decreased
approximately
$32,000  from  the rental income for the year ended December
31,
1993.   This  decrease is due to concessions  given  to
existing
tenants  and  to a decrease in occupancy for nine months  of the
year.   Concessions were given to new tenants because the
market
in   the  area  called  for  free  rent  in  order  to  meet
the
competition.   The decrease in occupancy was due to  the
vacancy
created   by  the  Kroger  expansion  while  under
construction.
Operating expenses of the property decreased to $115,886 in
1995
from $569,830 in 1994, and $605,465 in 1993.  The decrease
is due
primarily to the retirement of tenant improvements that occurred in 1994 and 1993 due to the Kroger expansion which elevated the expenses for those two years. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of the buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions".
Net income of the property increased to $349,097 in 1995 from a loss of ($211,950) in 1994 and ($218,649) in 1995 due to the
increase in revenue and the decrease in operating expenses as discussed above.

A  lease  amendment has been executed with Kroger  expanding its
existing  store  at  the Cherokee Commons  Shopping  Center
from
45,528  square  feet to 66,918 square feet.   In  November,
1994
construction was completed on the Kroger expansion and
remodeling
of  the center.  The total cost for both the Kroger
expansion and
remodeling  of  the  Center was $2,807,367.  The  costs  of
this
expansion  were funded in the following amounts.   Wells
Fund  I
$94,679,  the  Fund II-Fund II-OW Joint Venture $805,092,
as  of
December 31, 1994 and Wells Fund VI, $953,798 and Wells Fund
VII,
$953,798  as  of  December  31, 1995.  Due  to  these
additional
investments,  the  Partnership's  ownership  percentage  in
the
Cherokee   Commons   Shopping  Center  decreased,   through
its
investment in the Fund II-Fund II-OW Joint Venture, from
65.7% in
1994 to 51.7% as of December 31, 1995. The Statements are for a twelve month period; however, Wells Fund VI and Wells Fund VII did not contribute their portion until August 1995.

Real estate taxes were $63,694 for 1995 and $56,080 for 1994 and
1993.

For  comments on the general conditions to which the
property may
be  subject,  see  Item  1,  Business,  Page  2.   For
additonal
information  on  the  property,  tenants,  etc.,  see   Item
2,
Properties, page 3.

Charlotte Property

          For the Year Ended December 31

     1995 1994 1993
Revenue:
   Rental income    $458,867  $275,137  $1,989,690

Expenses:
   Depreciation     235,794   194,278   194,278
   Management and
     leasing expenses    27,532    18,355    119,381
   Other operating expenses    39,203   142,231    85,848
     302,529   354,864   399,507
Net income (loss)   $156,338  $(79,727) $1,590,183

Occupied %     100% 100% 100%
Partnership Ownership %  94.7%     94.7%     94.7%

Cash generated to
the Fund II-Fund II-OW
Joint Venture *     $369,325  $96,013   $799,600

Net income (loss) allocated
  to the Fund II-Fund II-OW
        Joint       Venture           *
$156,338
$(79,727)        $1,590,183

*   The Partnership holds a 95% ownership in the Fund II-
Fund II-
OW  Joint  Venture.   For  allocations to  the  Partnership,
see
footnotes in the audited financial statements.

Rental  income  increased to $458,867 for  1995  as
compared  to
$275,137  in 1994 due to the occupancy of the building  by
First
Union  Bank  for a full year.  The decrease in rental income for
1994  as  compared to 1993 is due to the lower rental rate
being
paid  by First Union Bank and the vacancy of the building
during
the first four months of 1994.  Annual rent being paid by
IBM was
$1,110,000 as compared to $458,000 now being paid by First
Union.
Because  First  Union Bank invested approximately $1
million  on
tenant  improvements at the Charlotte property,  a  lower
rental
rate  was accepted for the first five years.  There are
presently
no  plans  for improvement or further development of the
project.
In  1993  rental  income  increased due  to  the  one-time
lease
termination  fee of $425,000 and the acceleration of
$595,597  of
deferred  rental income resulting from the earlier than
expected
termination  date.   Depreciation expense  was  stable  for
1994
compared  to 1993 but increased from $194,278 in 1994 to
$235,794
in  1995 as a result of the change in the estimated useful
lives
of  buildings and improvements as previously discussed under the
"General"  section  of  "Results  of  Operations  and
Change  in
Financial  Conditions".   Management  and  leasing  expenses
are
stable  for  the  years ended 1995, 1994, 1993 in
proportion  to
rental  revenues.   Other operating expenses  have
decreased  to
$39,203 in 1995 compared to $142,231 expended in 1994 due
mainly
to  marketing and administrative expenses incurred in
efforts  to
lease  the  property.   For  the same reason  operating
expenses
increased in 1994 when compared to 1993. Net income increased to
$156,338 in 1995 compared to the loss of $79,727 in 1994 for the reasons stated above. Net income decreased in 1994 over 1993 due to the termination of the IBM lease and the lower rental rate being paid by First Union Bank. (Note: Expenses, income and cash generated to the joint venture have been restated for 1994.
The 1994 statement included expenses paid by the joint venture for the Partnership.)

The Charlotte Project lease agreement is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes. Both IBM and First Union Bank leases provide for the tenant to pay for primarily all operating expenses. Fluctuations in expenses during the period of the IBM lease as compared to the period of the First Union lease have no impact on liquidity.

For  comments on the general conditions to which the
property may
be  subject,  see  Item  1, Business,  page  2.   For
additional
information  on  the  property,  tenants,  etc.,  see   Item
2,
Properties, page 3.

The Atrium
                              For the Year Ended December 31
                                    1995
1994
1993
Revenues:
   Rental income    $2,079,345     $2,079,345     $2,079,345
   Interest income       29,965         24,636
16,563
     2,109,310 2,103,981 2,095,908
Expenses:
   Depreciation     517,507   475,928   481,196
   Management and
     leasing expenses    142,761   142,735   141,362
   Other operating expenses   451,362   504,609   493,449
     1,111,630 1,123,272 1,116,007
Net income     $  997,680     $  980,709     $  979,901

Occupied %     100% 100% 100%
Partnership Ownership %  62.1%     62.1%     62.1%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture *     $1,123,602     $1,095,388     $1,054,437

Net income allocated
to Fund II - Fund II-OW
Joint Venture *     $654,478  $643,344  $642,815

*   The Partnership holds a 95% ownership in the Fund II-
Fund II-
OW  Joint  Venture.   For  allocations to  the  Partnership,
see
footnotes in the audited financial statements.


Revenues, expenses and net income have remained relatively
stable
for  the years ended December 31, 1995, 1994, and 1993.  In
1995,
the  increase  in depreciation expense due to the change  in the
estimated   useful  lives  of  buildings  and   improvements
as
previously discussed under the "General" section of "Results of
Operations and Change in Financial Conditions" was offset by a decrease in other operating expenses with no significant decrease in any specific area.

The  real estate taxes were $182,687 for 1995, $186,273 for
1994
and $232,609 for 1993.

The lease with Lockheed Company will expire on June 30, 1996, and renewal is not anticipated at this time. The Partnership has responded to various potential tenants regarding leasing portions of the Atrium should Lockheed not renew. In the event that
Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decrease significantly following the expiration of the
Lockheed lease on June 30, 1996. In addition, even if the
Partnership is able to obtain leases with new tenants for the
Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners.


For  comments on the general condition to which the property may
be  subject,  see  Item  1, Business,  page  2.   For
additional
information  on  the  property,  tenants,  etc.,  see   Item
2,
Properties, page 3.
The Brookwood Grill Property


                              For the Year Ended December 31
                                    1995
1994
1993
Revenues:
   Rental income    $230,316  $224,750  $224,750

Expenses:
   Depreciation     63,446    58,659    58,659
   Management and
     leasing expenses    29,351    30,217    30,768
   Other operating expenses    45,175    44,553    43,442
     137,972   133,429   132,869
Net income     $  92,344 $  91,321 $  91,881

Occupied %     100% 100% 100%
Partnership Ownership %  59.0%     59.0%     59.0%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture *     $96,065   $92,446   $85,940

Net income allocated
to Fund II - Fund II-OW
Joint Venture* $57,577   $56,941   $57,290


*The Partnership holds a 95% ownership in the Fund II - Fund
II-
OW  Joint  Venture.   For  allocations to  the  Partnership,
see
footnotes in the audited financial statements.


Rental  income, expenses and net income have remained
relatively
stable for the years ended December 31, 1995, 1994, and
1993.  In
1995,  the increase in depreciation expense due to the
change  in
the  estimated  useful  lives of buildings  and
improvements  as
previously  discussed under the "General" section of
"Results  of
Operations  and Change in Financial Conditions" was offset
by  a
decrease  in  other operating expenses, primarily an
increase  in
expense   reimbursements  which  are  netted  against
operating
expenses.

Real estate taxes were $39,668 for 1995, $38,091 for 1994, and
$44,970 for 1993.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2.
For
additional information on the property, tenants, etc.,  see
Item
2, Properties, page 3.



Liquidity and Capital Resources


During  its offering, which terminated on September 7, 1988, the
Partnership  raised a total of $34,948,250 through  the
sale  of
139,793  units.   No  additional  units  will  be  sold  by
the
Partnership.    As   of  December  31,  1995,   the
Partnership
contributed an aggregate of $28,187,574 in capital contributions to the Fund II - Fund II-OW Joint Venture. after incurring approximately $6,700,000 in offering costs.

Since the Partnership is an investment partnership formed
for the
purpose of acquiring, owning and operating income-producing
real
property  and  has  invested  all  of  its  funds  available for
investment,  it  is  highly unlikely that  the  Partnership
will
acquire   interests  in  any  additional  properties,   and
the
Partnership's  capital  resources  are  anticipated   to
remain
relatively stable over the holding period of its investments.

The  Partnership's  net  cash provided  by  operating
activities
increased  to  $9,968 in 1995 as compared to  net  cash
used  in
operating  activities  of  $138,870  in  1994  due
primarily  to
distribution  to  the partners of prior year  tenant
improvement
revenue   of  approximately  $138,000.   Net  cash  provided
by
operating activities of $189,552 in 1993 decreased to net cash used in operating activities of $138,870 in 1994 due to the Fund
II-Fund  II-OW Joint Venture reserving approximately
$368,000  as
of December 31, 1993 from the IBM lease termination fee.

Net  cash used in investing activities remained relatively
stable
from  1994  to  1995.   The increase in cash  used  in
investing
activities  from $0 in 1993 to $78,863 in 1994 and to
$84,504  in
1995 was due to the additional investment in the Fund II-and
II-
OW  Joint Venture for the Cherokee Commons Property,
specifically
the  Kroger  expansion.  These investments were funded  from the
working  capital reserves which were primarily reserved from the
Partners'  initial  contributions to the Partnership.   Cash
and
cash  equivalents decreased from $330,269 in 1993 to
$112,536  in
1994   to  $38,000  in  1995 primarily due to the
aforementioned
investments.

Partnership distributions paid to limited partners increased from
$1,491,607  in  1994  to  $1,851,243 in  1995  due  to
increased
distributions   from  the  Fund  II-Fund  II-OW  Joint
Venture.
Partnership distributions paid to limited partners decreased from
$2,179,324  in  1993  to  $1,491,607 in  1994  due  to
decreased
distributions from the Fund II-Fund II-OW Joint Venture and the
Joint Venture's reserving a portion of the lease termination fees paid by IBM.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1995 have been paid from Net Cash from Operations and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1995.

The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations. The
Partnership  is
unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operation of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.
The
Partnership is not obligated to fund any additional costs for the
Holcomb Bridge Road project. Additional funding for the Holcomb
Bridge Road Project is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient capital for this purpose.

Inflation

Real  estate has not been affected significantly by
inflation  in
the  past  three years due to the relatively low inflation
rate.
There  are  provisions in the majority of the  tenant
leases  to
protect  the  Partnership from the impact  of  inflation.
These
leases  contain  common area maintenance charges  (CAM
charges),
real estate tax and insurance reimbursements on a per square foot
bases,  or  in  some  cases,  annual reimbursement  of
operating
expenses  above  a  certain  per square  foot  allowance.
These
provisions  reduce  the Partnership's exposure  to
increases  in
costs  and  operating  expenses  resulting  from  inflation.
In
addition, a number of the Partnership's leases are for
terms  of
less  than five years which may permit the Partnership to
replace
existing  leases with new leases at higher base rental
rates  if
the  existing  leases  are  below  market  rate.   There  is
no
assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.










ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.






ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

The   Partnership's  change  in  accountants  during   1995
was
previously reported in the Partnership's Form 8-K dated
September
11,  1995.   There  were no disagreements with the
Partnership's
accountants or other reportable events during 1995.















[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




PART III



ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.

      Wells Capital, Inc. Wells Capital, Inc. ("Capital") is a
Georgia corporation formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road,
Norcross,
Georgia 30092. Leo F. Wells, III is the sole shareholder, sole
Director and the President of Capital.

      Leo  F.  Wells, III.  Mr. Wells is a resident  of
Atlanta,
Georgia,  is  52  years of age and holds a Bachelor  of
Business
Administration  Degree  in  Economics  from  the  University of
Georgia.   Mr.  Wells  is  the President  and  sole
Director  of
Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker.
Mr. Wells is also currently the sole Director and President of
Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and
Chairman of the Board of Wells Investment Securities, Inc.,
Wells
& Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985,
Mr.  Wells  served  as  Vice-President of Hill-Johnson,
Inc.,  a
Georgia  corporation engaged in the construction business.
From
1973  to  1976,  he  was associated with Sax Gaskin  Real
Estate
Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.












[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended
December 31, 1995.

CASH COMPENSATION TABLE

                       (A)
(B)
(C)
Name   of  individual  or          Capacities  in  which
served
Cash Compensation
number in group          Form of Compensation


Wells Management         Property Manager-        $196,801
(1)
Company, Inc.            Management and Leasing
                    Fees

Wells Capital, Inc.      General Partner          -0-


Leo F. Wells, III        General Partner          -0-


(1) The majority of these fees are not paid directly by the
Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1995 but not actually paid until
January, 1996.







[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND
MANAGEMENT.

      No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the
Partnership.

      Set forth below is the security ownership of management as of February 29, 1996.

             (1)              (2)
(3)
(4)
Title  of  Class     Name and Address of       Amount and
Nature
Percent of Class
              Beneficial Owner          of Beneficial
                              Ownership

Class  A  Units       Leo F. Wells, III          40  units
(IRA,
less than 1%
                              401(k) and Profit
                              Sharing)


Class  B  Units      Leo F. Wells, III         80 units
(401(k))
less than 1%


Class  A Units      Leo F. Wells, III         15 units
(outright)
less than 1%


The General Partner did not receive any distribution from cash flows or sale proceeds in 1995.


No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

      Interest  in  Partnership Cash Flow and Net Sale
Proceeds.
The General Partners will receive a subordinated
participation in
distributions from cash available for distribution equal  to
10%
of  the total distributions for such year payable only after the
Limited  Partners receive distributions from cash  available for
distribution  equal to 8% of their adjusted capital
accounts  in
each  fiscal  year.  In addition, after Limited Partners
receive
their  distributions  equal  to  8%  of  their  adjusted
capital
contributions   and   the   General   Partners   receive
their
distributions  equal to 10% of the total distributions  for
such
year, the General Partners will receive a participation of
10% of
the   additional   distributions  from  cash  available
for   a
distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a
12% cumulative return on their adjusted capital contributions.
The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended
December 31, 1995.

      Property  Management  and Leasing Fees.   Wells
Management
Company, Inc., an affiliate of the General Partners, will
receive
compensation  for supervising the management of  the
Partnership
properties  equal to 6%(3% management and 3% leasing)  of
rental
income.  In no event will such fees exceed the sum of (i)
6%  of
the  gross  receipts of each property, plus (ii) a separate
one-
time  fee  for  initial  rent-up  or  leasing-up  of
development
properties in an amount not to exceed the fee customarily
charged
in arm's-length transactions by others rendering similar
services
in the same geographic area for similar properties.  With
respect
to  properties leased on a net basis for a period of ten
years or
longer,  property  management fees will not exceed  1%  of
gross
revenues from such leases, plus a one-time initial leasing
fee of
3%  of  the gross revenues which are payable over the first
five
years  of  the term of such net leases.  Management  and
leasing
fees  are  not paid directly by the Partnership but by the
joint
venture  entities  which own the properties.   The
Partnership's
share  of these fees which were paid to Wells Management
Company,
Inc. totalled $196,801 for the year ended December 31, 1995.

      Real  Estate Commissions.  In connection with the
sale  of
Partnership properties, the General Partners or their
affiliates
may  receive commissions not exceeding the lesser of (A)
50%  of
the  commissions customarily charged by other brokers  in
arm's-
length  transactions involving comparable properties in the
same
geographic  area  or  (B)  3% of the gross  sales  price  of the
property, and provided that payments of such commissions
will  be
made   only   after   Limited  Partners   have   received
prior
distributions totaling 100% of their capital contributions plus a
6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General
Partners  or
affiliates for the year ended December 31, 1995.











[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS  ON
FORM 8-K.


(a)1.     Financial Statements
      Information with respect to this item is contained on Pages
F-1 to F-38 of this Annual
      Report on Form 10-K.  See Index to Financial
Statements  on
Page F-1.

(a)2.     Financial Statement Schedule III
      Information with respect to this item begins on Page S-
1 of
this Annual Report on
     Form 10-K.  See Index to Financial Statements on Page F-
1.


(a)3.      The  Exhibits  filed  in  response  to  Item  601
of
Regulation S-K are listed on the Exhibit
     Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of
     1995.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit
     Index attached hereto.

(d)  See (a)2 above.























SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996

                              Wells Real Estate Fund II
                              (Registrant)




                                By:   /s/  Leo.  F.  Wells,
III
Leo F. Wells, III
                                   Leo F. Wells, III
                                   Individual General
Partner and
as  President  of  Wells  Capital, Inc.,  the  Corporate
General
Partner


      Pursuant to the requirements of the Securities
Exchange Act
of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.



Signature                                             Title




/s/   Leo  F.  Wells,  III
Individual
General Partner,       March 28, 1996
Leo  F.  Wells, III                                President
and
Sole Director

of
Wells Capital, Inc., the

Corporate General Partner



      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH
HAVE NOT
BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

      No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.
INDEX TO FINANCIAL STATEMENTS


Financial
Statements
Page


Independent Auditors' Reports
F-2,
F-3

Balance    Sheets   as   of   December   31,   1995   and
1994
F-4

Statements of Income for the Years ended
        December      31,      1995,      1994      and
1993
F-5

Statements of Partners' Capital for the Years Ended
        December      31,      1995,      1994      and
1993
F-6

Statements of Cash Flows for the Years Ended
       December      31,      1995,      1994      and
1993
F-7

Notes to Financial Statements for December 31, 1995,
   1994 and 1993
F-8-
                             F38
                  WELLS REAL ESTATE FUND II

           (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                       BALANCE SHEETS

                 DECEMBER 31, 1995 AND 1994





                           ASSETS

                                             1995      1994

INVESTMENT IN JOINT VENTURE (Notes 1 and 4)$25,561,588
$26,432,145

CASH AND CASH EQUIVALENTS (Note 1)     38,000
112,536

DUE FROM AFFILIATE (Note 2)           478,857
446,796

DUE FROM LIMITED PARTNERS (Note 3)          0
13,504
Total assets                      $26,078,445
$27,004,981


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Withholdings and accounts payable (Note 3)$         4,558        $         7,092
Partnership distributions payable     487,104
456,045
Due to affiliate                            0
84,504
Total liabilities                     491,662
547,641
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
Limited partners:
Class A                            24,200,488
24,160,544
Class B                             1,386,295
2,296,796
Total partners' capital            25,586,783
26,457,340
Total liabilities and partners' capital$26,078,445
$27,004,981





The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND II

                  (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF INCOME

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993






                                              1995     1994      1993

REVENUES:
Equity in income of joint venture (Note 4)$1,011,096   $   499,229
$1,974,191
Interest income                            899         6,692     9,077
                                     1,011,995         505,921   1,983,268

EXPENSES:
Partnership administration (Note 2)        250         0         0
NET INCOME                          $1,011,745         $   505,921
$1,983,268

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS
$1,922,246
$1,275,951
$2,586,995

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS
$  (910,501)
$  (770,030)
$  (603,727)

NET INCOME PER CLASS A LIMITED PARTNER UNIT$ 17.70     $ 11.75   $ 23.83

NET LOSS PER CLASS B LIMITED PARTNER UNIT $(30.13)     $(25.48)  $(19.98)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT
$ 17.34
$ 14.03
$ 18.82






     The accompanying notes are an integral part of these statements.
                         WELLS REAL ESTATE FUND II

                  (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                      STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993







                            Limited Partners                    Total
                            Class A            Class B          Partners'
                            Units   Amount     Units  Amount    Capital
                            100,000            10,000
BALANCE, December 31, 1992108,572   $23,864,207       30,221    $3,670,553
$27,534,760

Net income (loss)          0        2,586,995  0      (603,727) 1,983,268
Partnership distributions  0        (2,043,272)       0         0
(2,043,272)
BALANCE, December 31, 1993108,572   24,407,930 30,221 3,066,826 27,474,756

Net income (loss)          0        1,275,951  0      (770,030) 505,921
Partnership distributions  0        (1,523,337)       0         0
(1,523,337)
BALANCE, December 31, 1994108,572   24,160,544 30,221 2,296,796 26,457,340

Net income (loss)          0        1,922,246  0      (910,501) 1,011,745
Partnership distributions  0        (1,882,302)       0         0
(1,882,302)
BALANCE, December 31, 1995108,572   $24,200,488       30,221    $1,386,295
$25,586,783







     The accompanying notes are an integral part of these statements.
                  WELLS REAL ESTATE FUND II

           (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                  STATEMENTS OF CASH FLOWS

    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993





                                             1995      1994      1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                         $1,011,745          $
505,921                            $1,983,268
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity in income of joint venture (1,011,096)
(499,229)                         (1,974,191)
Distributions received from joint venture1,849,592
1,334,005                           2,350,965
Distributions to partners from accumulated earnings
(1,851,243)                       (1,491,607)
(2,179,324)
Changes in assets and liabilities:
Withholdings and accounts payable     (2,534)          0         0
Due from limited partners              13,504
12,040                                  8,834
Total adjustments                 (1,001,777)
(644,791)                         (1,793,716)
Net cash provided by (used in) operating activities
9,968                               (138,870)
189,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture          (84,504)
(78,863)                                    0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated earnings      0         0
(94,087)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(74,536)
(217,733)
95,465

CASH AND CASH EQUIVALENTS, beginning of year112,536
330,269                               234,804
CASH AND CASH EQUIVALENTS, end of year$     38,000     $
112,536                           $   330,269





    The accompanying notes are an integral part of these
                         statements.