Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND II
filed 1996-05-14
CIK 797544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 1996  or
                                  --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                              ---------------------   ------------------------

Commission file number          0-16518
                      ----------------------------

                         Wells Real Estate Fund II
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                   58-1678709
 ------------------------------         ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia         30092
- -------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   ----------------------


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    -------         ------

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund II
                           -------------------------

                                     Index
                                     -----


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1996 and
                  December 31, 1995...................................       3

                  Statements of Income for the Three Months
                  Ended March 31, 1996 and 1995.......................       4

                  Statements of Partners' Capital for the Year Ended
                  December 31, 1995 and the Three Months
                  Ended March 31, 1996................................       5

                  Statements of Cash Flows for the Three Months
                  Ended March 31, 1996 and 1995.......................       6

                  Condensed Notes to Financial Statements.............       7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..........................................      16

PART II.  OTHER INFORMATION...........................................      23

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)



                                 BALANCE SHEETS


                                     ASSETS



                                            March 31, 1996     December 31, 1995
                                            --------------     -----------------


INVESTMENT IN JOINT VENTURE (Note 2)         $25,233,148          $25,561,588

CASH AND CASH EQUIVALENTS                         38,404               38,000

DUE FROM AFFILIATE                               497,005              478,857
                                             -----------          -----------
     Total Assets                            $25,768,557          $26,078,445
                                             ===========          ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Withholdings and accounts payable       $     5,044          $     4,558
     Partnership distributions payable           505,170              487,104
                                             -----------          -----------
          Total liabilities                      510,214              491,662
                                             -----------          -----------


PARTNERS' CAPITAL:
     Limited Partners:
       Class A - 108,572 Units               $24,183,956          $24,200,488
       Class B - 30,221 Units                  1,074,387            1,386,295
                                             -----------          -----------
          Total partners' capital             25,258,343           25,586,783
                                             -----------          -----------
          Total liabilities and partners'
             capital                         $25,768,557          $26,078,445
                                             ===========          ===========



    See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)



                              STATEMENTS OF INCOME



                                                    Three Months Ended
                                                    ------------------
                                                March 31, 1996   March 31, 1995
                                                --------------   --------------


REVENUES:
   Equity in income of joint venture (Note 2)       $ 168,566       $ 256,708
   Interest income                                        133             220
                                                    ---------       ---------
                                                    $ 168,699       $ 256,928
                                                    ---------       ---------

EXPENSES:
   Partnership administration                              80               0
                                                    ---------       ---------
NET INCOME                                          $ 168,619       $ 256,928
                                                    =========       =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS    $ 480,527       $ 454,784
                                                    ---------       ---------

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS      $(311,908)      $(197,856)
                                                    =========       =========

NET INCOME PER CLASS A LIMITED PARTNER UNIT         $    4.43       $    4.19
                                                    =========       =========

NET LOSS PER CLASS B LIMITED PARTNER UNIT           $  (10.32)      $   (6.55)
                                                    =========       ---------

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT  $    4.58       $    4.03
                                                    =========       =========



    See accompanying condensed notes to financial statements.

                                  WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                       THREE MONTHS ENDED MARCH 31, 1996





                                                      Limited Partners
                                                      ----------------
                                              Class A                  Class B             Total
                                ------------------------------------------------------   Partners'
                                     Units           Amount       Units      Amount       Capital
                                ----------------  ------------  ---------  -----------  ------------
BALANCE - December 31, 1994        108,572        $24,160,544      30,221  $2,296,796   $26,457,340

   Net income (loss)                     0          1,922,246           0    (910,501)    1,011,745
   Partnership distributions             0         (1,882,302)          0           0    (1,882,302)
- ------------------------------     -------        -----------      ------  ----------   -----------
BALANCE, December 31, 1995         108,572        $24,200,488      30,221  $1,386,295   $25,586,783

   Net income (loss)                     0            480,527           0    (311,908)      168,619
   Partnership distributions             0           (497,059)          0           0      (497,059)
                                   -------        -----------      ------  ----------   -----------

BALANCE - March 31, 1996           108,592        $24,183,956      30,221  $1,074,387   $25,258,343
                                   =======        ===========      ======  ==========   ===========



    See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                                  ------------------

                                                             March 31, 1996  March 31, 1995
                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 168,619   $ 256,928
                                                                  ---------   ---------
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Equity in income of joint venture                           (168,566)   (256,708)
       Distributions received from joint venture                    478,858     446,796
       Distributions to partners from accumulated earnings         (478,993)   (454,939)
       Changes in assets and liabilities:
         Withholdings and accounts payable                              486     (84,504)
         Due from limited partners                                        0       6,979
                                                                  ---------   ---------
           Total adjustments                                       (168,215)   (342,376)
                                                                  ---------   ---------
           Net cash provided by (used in) operating activities    $     404   $ (85,448)
                                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in joint venture                                    $       0   $       0
                                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners in excess of accumulated earnings    $       0   $       0
                                                                  ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              $     404   $ (85,448)

CASH AND CASH EQUIVALENTS, beginning of year                         38,000     112,536
                                                                  ---------   ---------
CASH AND CASH EQUIVALENTS, end of quarter                         $  38,404   $  27,088
                                                                  =========   =========



   See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A Georgia Public Limited Partnership)
                    Condensed Notes to Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

  (A)  GENERAL

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

     As of March 31, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-store office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and
     (vi) a retail shopping center currently being developing in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis.

  (B)  BASIS OF PRESENTATION

     The financial statements of Wells Real Estate Fund II (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

  (C)  EMPLOYEES

     The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

  (D)  INSURANCE

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

  (E)  COMPETITION

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

  (F)  INCOME TAXES

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

  (G)  STATEMENT OF CASH FLOWS

     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  INVESTMENTS IN JOINT VENTURE
     ----------------------------

  FUND II - FUND II-OW JOINT VENTURE
  ----------------------------------

  The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of March 31, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

  Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of March 31, 1996, these properties were 93.38% occupied, compared to 95.87% at December 31, 1995 and 97.34% at December 31, 1994, 66.90% at December 31, 1993 and
  93.76% at December 31, 1992, and 93.57% at December 31, 1991.

THE FOLLOWING DESCRIBES THE PROPERTIES IN WHICH THE PARTNERSHIP OWNS AN INTEREST
  THROUGH THE FUND II-FUND II-OW JOINT VENTURE AS OF MARCH 31, 1996.

  The Charlotte Property
  ----------------------

  On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the"Charlotte Property") for a purchase price of $8,550,000.

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

  The occupancy rates at the Charlotte Property as of March 31, 1996, December 31, 1995, and 1994 were 100%, 0% for the year ended December 31, 1993, and 100% for 1992 and 1991.

  The average effective annual rental per square foot at the Charlotte Property was $6.49 for first quarter 1996, $5.83 for 1995, $3.88 for 1994, $28.12 for
  1993 and $15.69 for 1992, and 1991.   The higher effective annual rental rate
  for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

  The Atrium
  ----------

  On April 3, 1989, the Fund II-Fund II-OW Joint Venture formed a joint venture (the "Fund II-Fund III Joint Venture") with Wells Real Estate Fund III, L.P. ("Wells Fund III"), a public Georgia limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund III are substantially identical to those of the Partnership.

  In April 1989, the Fund II-Fund III Joint Venture acquired a four-store office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay", (the "Atrium").

  The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amount of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of March 31, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

- ----------------------

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

  The occupancy rate of the Atrium Property was 100% and the average effective annual rental per square foot at the Atrium Property was $17.47 for the first quarter of 1996 and each of the five years from 1991 through 1995.

  As set forth above, the lease with Lockheed will expire June 30, 1996, and renewal is not anticipated at this time. The Partnership has responded to various potential tenants regarding leasing portions of the Atrium, should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decrease significantly following the expiration of the Lockheed lease on June 30, 1996. In addition, even if the Partnership is able to obtain leases with new tenants for the Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners.

  The Brookwood Grill Property
  ----------------------------

  On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Brookwood Grill Property"). The Brookwood Grill Property is located about two miles west of Georgia Highway 400 and approximately 20 radial miles north of the Atlanta Central Business District. The fund II-Fund II-OW Joint Venture paid $1,848,561 including acquisition expenses for the 5.8 acre tract of undeveloped property.

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

  As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for years 1 through 5 with a 15% increase over the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. Under the terms of the lease, the Fund II-Fund III Joint Venture was required to make certain improvements for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements described in the plans

  ----------------------------------------


  and specifications. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

  The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for the first quarter of 1996 and the year ended December 31, 1995, 1994, 1993, and 1992. The average effective rental per square foot at the Brookwood Grill is $30.21 for the first quarter 1996 and $30.21 for 1995, 1994, and 1993, and
  $24.60 for 1992, the first year of occupancy.

  As of March 31, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000 respectively for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property and Wells Fund III holds an approximately 38% equity interest in the project.

  On January 10, 1995, the Fund II - Fund III Joint Venture contributed the remaining 4.3 undeveloped acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI, and VII Associates. This Property is described below.

  Fund II, III, VI and VII Joint Venture/Holcomb Bridge Road Property
  -------------------------------------------------------------------

  On January 10, 1995, Fund II-Fund III Joint Venture, the Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI, and VII Joint Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

  The Fund II-Fund III Joint Venture contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia including land improvements with a book value of $1,729,116 to the Fund II, III, VI and VII Joint Venture (the "Holcomb Bridge Road Property"). Development is underway on two buildings containing a total of approximately 49,500 square feet. As of March 31, 1996 leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet. Three tenants occupied the 880 Holcomb Bridge Property as of March 31, 1996 for an occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the first quarter of 1996.

  As of March 31, 1996, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 33% equity interest, Wells Fund VI had contributed $982,691 toward the construction for an approximate 19% equity interest, and Wells Fund VII had contributed $2,500,000 for an approximate 48% equity interest. As of March 31, 1996, the Partnership held an approximate 19% equity interest thorough the Fund II-II-OW Joint Venture's interest in the Fund II, III, VI and VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property excluding land, is currently estimated to be approximately $4,000,000, and it is anticipated that the remaining approximate $517,000 will be contributed $260,000 by Wells Fund VI and $257,000 by Wells Fund VII.

  Tucker Property
  ---------------

  The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Property contains approximately 29,858 net leasable square feet. The commercial office space at the Tucker Property, which is divided into seven separate buildings, contains approximately 67,465 net leasable square feet.

  On January 9, 1987, the Partnership acquired an interest in the Tucker Property which was acquired by a joint venture (the "Tucker Joint Venture") originally between the Partnership and Wells Real Estate Fund I ("Wells Fund I"). Wells Fund I is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund I are substantially identical to those of the Partnership. Upon the formation of the Fund II-Fund II-OW Joint Venture in March 1988, the Partnership contributed its joint venture interest in the Tucker Joint Venture to the Fund II-Fund II-OW Joint Venture as a part of its capital contribution.

  Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of March 31, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of March 31, 1995, Wells Fund I had an approximately 55% equity interest in the Tucker Project and Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Project. As of March 31, 1996, the Tucker Property was 84% occupied by 34 tenants.

  There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

  The occupancy rate at the Tucker Property was 84% for the first quarter of 1996, and as of December 31, 83% in 1995, 96% in 1994, 89% in 1993, 80% in
  1992 and 83% in 1991.

  The average effective annual rental per square foot at the Tucker Property was $11.76 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, $11.37 for
  1992, and $9.77 for 1991.

  Cherokee Property
  -----------------

  The Cherokee Property consists of a retail chopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leasable square feet.

  On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund II-Fund II-OW Joint Venture and Wells Fund I.

  -----------------------------


  On August 1, 1995, the Fund II-Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partnership, as its sole general partner. The investment objectives of Wells Fund I, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

  As of March 31, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture.. As of March 31, 1996, the equity interests in the Cherokee Property were as follows: Wells Fund I - 23%, Fund II-Fund II-OW Joint Venture - 55%, Wells Fund VI - 11% and Wells Fund VII - 11%.

  The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of March 31, 1996, the Cherokee Property was approximately 95% occupied by 19 tenants, including Kroger.

  Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

  The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

  The occupancy rate at the Cherokee Property was 95% for the first quarter of 1996, and as of December 31, 94% in 1995, 91% in 1994, 89% in 1993, 88% in
  1992 and 85% in 1991.

  The average effective annual rental per square foot at the Cherokee Property was $8.58 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, $6.46 for
  1992, and $6.52 for 1991.





  For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1995.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary and discussion of the operations of the properties described above during the quarter ended March 31, 1996.

  The following summarizes the condensed financial statements of the Fund II-Fund II-OW Joint Venture.

         Following are the financial statements for Fund II and II-OW:


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                 Balance Sheets


                                     Assets


                                                                    Three Months Ended
                                                             -------------------------------------
                                                             March 31, 1996      December 31, 1995
                                                             --------------      -----------------
Real estate assets, at cost:
   Land                                                        $ 1,367,856          $ 1,367,856
   Building and improvements, less accumulated depreciation
   of $1,612,701 in 1996 and $1,284,990 in 1995.                 6,158,417            6,250,334
                                                               -----------          -----------
          Total real estate assets                               7,526,273            7,618,190
   Investment in joint ventures                                 18,946,310           19,207,510
   Cash and cash equivalents                                        45,045               72,419
   Due from affiliates                                             469,644              415,195
   Accounts receivable                                              93,053               95,202
   Prepaid expenses and other assets                                99,086               97,894
                                                               -----------          -----------
          Total assets                                         $27,179,411          $27,506,410
                                                               ===========          ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                       $         0          $         0
   Partnership distributions payable                               524,877              505,711
   Due to affiliates                                                 5,309                4,616
                                                               -----------          -----------
          Total liabilities                                        530,186              510,327
                                                               -----------          -----------
Partners' Capital:
   Wells Real Estate Fund II                                    25,233,148           25,561,588
   Wells Real Estate Fund II-OW                                  1,416,077            1,434,495
                                                               -----------          -----------
          Total partners' capital                               26,649,225           26,996,083
                                                               -----------          -----------
          Total liabilities and partners' capital              $27,179,411          $27,506,410
                                                               ===========          ===========


                               Fund II and II-OW
                           (A Georgia Joint Venture)

                              Statements of Income





                                                              Three Months Ended
                                                        ------------------------------
                                                        March 31, 1996  March 31, 1995
                                                        --------------  --------------
Revenues:
   Rental income                                              $114,717        $114,717
   Equity in income of joint ventures                          208,444         276,671
   Interest income                                                 102             203
                                                              --------        --------
                                                               323,263         391,591
                                                              --------        --------
Expenses:
   Management and leasing fees                                   6,883           6,883
   Lease acquisition costs                                       4,589           4,589
   Operating costs - rental property                             3,625           3,750
   Depreciation                                                 91,917          48,569
   Legal and accounting                                         13,298          24,144
   Computer costs                                                1,181           3,275
   Partnership administration                                   23,751          29,363
                                                              --------        --------
                                                               145,244         120,573
                                                              --------        --------
Net income                                                     178,019         271,018
                                                              --------        --------

Net income allocated to Wells Real Estate Fund II             $168,566        $256,708
                                                              ========        ========

Net income allocated to Wells Real Estate Fund II-OW          $  9,459        $ 14,310
                                                              ========        ========


(2)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
     ---------------------------------------------------------------------------
     OPERATIONS
     ----------


  The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
  ---------------------------------------------------------

  GENERAL
  -------

  As of March 31, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture, including the Holcomb Bridge Road Property which is not yet fully developed, were 93% leased, as compared to 98% occupied as of March 31, 1995.

  Gross revenues of the Partnership were $168,699 for the quarter ended March 31, 1996, as compared to $256,928 for the quarter ended March 31, 1995. The decrease in gross revenues for 1996 was due primarily to the decrease in equity in income from the joint venture.

  Administrative expenses of the Partnership are incurred at the joint venture level. Depreciation expense increased from 1995 to 1996 due to change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which was effective fourth quarter of 1995.

  Distributions to the Partnership from Fund II-Fund II-OW Joint Venture for the three-month periods ended March 31, 1996 and March 31, 1995 were $497,006 and $467,288 respectively.

  The Partnership made cash distributions to the Limited Partners holding Class A Units of $4.58 per unit for the first quarter of 1996 as compared to $4.03 per unit for the first quarter of 1995. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

  As of March 31, 1996, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

  The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated by the General Partners to be required to operate the Partnership for a six-month period not to exceed 3% or be reduced below 1% of Limited Partners' capital contributions. The General Partners believe that the Partnership's working capital reserves will be adequate, and it is not anticipated that the Partnership will have needs for additional capital or liquid assets.

As of March 31, 1996, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:





CHARLOTTE PROPERTY
- ------------------
                                                                       Three Months Ended
                                                                       ------------------

                                                                 March 31, 1996   March 31, 1995
                                                                 --------------   --------------
Revenues:
 Rental income                                                         $114,717         $114,717

Expenses:
 Depreciation                                                            91,917           48,569
 Management and leasing expenses                                          6,883            6,883
 Other operating expenses                                                12,597           19,212
                                                                       --------         --------
                                                                        111,397           74,664
                                                                       --------         --------
Net income                                                             $  3,320         $ 40,053
                                                                       ========         ========

Occupied %                                                                  100%             100%
Partnership Ownership %                                                    94.7%            94.7%

Cash generated to the Fund II-Fund II-OW Joint Venture*                $ 88,285         $ 77,358

Net income allocated to the Fund II-Fund II-OW Joint Venture*          $  3,320         $ 40,053

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.



Rental income was stable for the three months ended March 31, 1996 and 1995. The decrease in net income for the first period of 1996 compared to 1995 was primarily due to the increase in depreciation expense which resulted from the change in estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". Other operating expenses decreased from $19,212 for the quarter ended March 31, 1995 to $12,597 for the same period of 1996 due primarily to the decrease in administrative expenses for the period.

THE ATRIUM
- ----------

                                                                                Three Months Ended
                                                                           -------------------------------
                                                                           March 31, 1996   March 31, 1995
                                                                           --------------   --------------
Revenues:
   Rental income                                                              $519,836         $519,836
   Interest income                                                               7,686            6,263
                                                                              --------         --------
                                                                               527,522          526,099
                                                                              --------         --------
Expenses:
   Depreciation                                                                168,478          117,029
   Management and leasing expenses                                              35,690           35,690
   Other operating expenses                                                     85,942           70,704
                                                                              --------         --------
                                                                               290,110          223,423
                                                                              --------         --------
Net income                                                                    $237,412         $302,676
                                                                              ========         ========

Occupied %                                                                         100%             100%
Partnership Ownership %                                                           62.1%            62.1%

Cash distributions to the Fund II-Fund II-OW Joint Venture*                   $293,631         $310,278

Net income (loss) allocated to the Fund II-Fund II-OW Joint Venture*          $155,742         $198,555

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.


Rental and interest income remained stable for the three month period ended March 31, 1996 and 1995. The increase in depreciation expense for the three months ended March 31, 1996 over the same period of 1995 is due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". The increase in operating expenses to $85,942 as of March 31, 1996 compared to $70,704 as of March 31, 1995 is primarily due to expenditures for engineering and professional fees related to obtaining a new tenant for the property.

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

THE BROOKWOOD GRILL PROPERTY
- ----------------------------

                                                                                Three Months Ended
                                                                           -------------------------------
                                                                           March 31, 1996   March 31, 1995
                                                                           --------------   --------------
Revenues:
   Rental income                                                               $56,188          $57,525
   Equity in loss of joint venture                                              (5,433)               0
                                                                               -------          -------
                                                                                50,755           57,525
                                                                               -------          -------
Expenses:
   Depreciation                                                                 13,503           14,665
   Management and leasing expenses                                               6,968            7,290
   Other operating expenses                                                     17,889           10,545
                                                                               -------          -------
                                                                                38,360           32,500
                                                                               -------          -------
Net income                                                                     $12,395          $25,025
                                                                               =======          =======

Occupied %                                                                         100%             100%
Partnership Ownership %                                                           62.0%            62.4%

Cash distributions to the Fund II-Fund II-OW Joint Venture*                    $17,136          $24,479

Net income (loss) allocated to the Fund II-Fund II-OW Joint Venture*           $ 7,728          $15,603

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.



Rental income has remained relatively stable for the three months ended March 31, 1996 as compared to 1995. The decrease in depreciation for the first quarter of 1996 over the same period of 1995 is due primarily to the contribution of land improvements to the Fund II-III-VI-VII Joint Venture. The increase in operating expenses for the first quarter of 1996 over the same period of 1995 is due primarily to a reimbursement to tenants of administrative charges for the prior year. Net income decreased from $25,025 as of March 31, 1995 to $12,395 as of March 31, 1996 due primarily to the tenant reimbursement discussed above and the equity loss generated by the Fund II, II, VI, VII Joint Venture, as discussed on the following page.

 880 HOLCOMB BRIDGE - FUND II, III, VI, VII
- -------------------------------------------

                                                                  Three Months Ended
                                                                  -------------------
                                                                    March 31, 1996
                                                                  -------------------


Revenues:
   Rental income                                                       $   9,421

Expenses:
   Depreciation                                                            6,120
   Management and leasing expenses                                         1,051
   Other operating expenses                                               18,839
                                                                       ---------
                                                                          26,010
                                                                       ---------
Net loss                                                               $ (16,589)
                                                                       =========

Occupied %                                                                    21%
Partnership Ownership % in Fund II-Fund III Joint Venture*                 19.34%

Cash distribution to the Fund II-Fund III Joint Venture*               $       0
Net loss allocated to the Fund II-Fund III Joint Venture*              $  (5,433)

*The Partnership holds a 19.34% ownership in the Fund II-Fund III Joint Venture.



In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of March 31, 1995, no comparative figures are available for the quarter.

As of March 31, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.75% equity interest, Wells Fund VI contributed $982,691 toward the construction for an approximate 19.48% equity interest, and the Wells Fund VII contributed $2,500,000 for an approximate 47.77% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $517,000, $260,000 will be contributed by Wells Fund VI and $257,000 by Wells Fund VII for an anticipated equity interest of 48.1% by the Wells Fund VII, 30.2% by the Fund II-Fund III Joint Venture and 21.7% by Wells Fund VI.

TUCKER PROPERTY
- ---------------

                                                                 Three Months Ended
                                                            -------------------------------
                                                            March 31, 1996    March 31, 1995
                                                            --------------    --------------
Revenues:
 Rental income                                                   $286,147         $321,964
 Interest income                                                      252            1,351
                                                                 --------         --------
                                                                  286,399          323,315
                                                                 --------         --------
Expenses:
 Depreciation                                                     103,800           60,007
 Management and leasing expenses                                   32,087           35,791
 Other operating expenses                                         115,916          162,578
                                                                 --------         --------
                                                                  251,803          258,376
                                                                 --------         --------
Net income                                                       $ 34,596         $ 64,939
                                                                 ========         ========

Occupied %                                                             83%              96%
Partnership Ownership %                                             44.91%           44.91%

Cash distributions to the Fund II-Fund II-OW Joint Venture*      $ 61,674         $ 56,782

Net income allocated to the Fund II-Fund II-OW Joint Venture*    $ 15,537         $ 29,164

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income decreased from 1995 to 1996 due primarily to decreased tenant occupancy. Operating expenses decreased in 1996 over 1995 due to a decrease in utilities and other repairs and maintenance. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased to $34,596 in 1996 from $64,939 in 1995 due to increased depreciation and decreased occupancy as discussed above.

The property was 83% leased as of March 31, 1996 as compared to 96% as of March 31, 1995 due to three tenants vacating space totaling 9,884 square feet.

CHEROKEE COMMONS SHOPPING CENTER
- --------------------------------


                                                                        Three Months Ended
                                                                 -------------------------------
                                                                 March 31, 1996   March 31, 1995
                                                                 --------------   --------------
Revenues:
   Rental income                                                       $222,621         $145,838
   Interest income                                                           19               25
                                                                       --------         --------
                                                                        222,640          145,863
                                                                       --------         --------
Expenses:
   Depreciation                                                         107,183           45,527
   Management and leasing expenses                                       12,634            7,068
   Other operating expenses                                              48,872           45,225
                                                                       --------         --------
                                                                        168,689           97,818
                                                                       --------         --------
Net income                                                             $ 53,951         $ 48,045
                                                                       ========         ========

Occupied %                                                                   95%              94%
Partnership Ownership %                                                    51.7%            65.8%

Cash distributions to the Fund II-Fund II-OW Joint Venture*            $ 97,203         $ 24,580

Net income allocated to the Fund II-Fund II-OW Joint Venture*          $ 29,436         $ 33,348

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994. However, the additional rent was billed retroactively and paid in September, 1995. The increase in depreciation expense for 1996 as compared to 1995 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Net income of the property increased to $53,951 in 1996 from $48,045 in 1995 due to the increase in revenue.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092, Wells Fund VI - $953,798, and Wells Fund VII -$953,798 as of March 31, 1996. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 65.8% in 1995 to 51.7% as of March 31, 1996. Wells Fund VI and Wells Fund VII did not make their respective capital contributions until August, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6(B).No reports on Form 8-K were filed during the first quarter of 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               WELLS REAL ESTATE FUND II
                                  (Registrant)

  Dated:  May 13, 1996                By:   /s/Leo F. Wells, III
                                            -------------------------------
                                            Leo F. Wells, III, as Individual
                                            General Partner and as President,
                                            Sole Director and Chief Financial
                                            Officer of Wells Capital, Inc., the
                                            Corporate General Partner