Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND II
filed 1996-08-14
CIK 797544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended        June 30, 1996                           or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission file number                      0-16518
                       ---------------------------------------------------------

                            Wells Real Estate Fund II
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

        Georgia                                         58-1678709
- -----------------------                    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia          30092
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   -----------------------------


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

Yes    X        No
    -------        -------

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund II
                           -------------------------

                                     Index
                                     -----


                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - June 30, 1996
             and December 31, 1995 .......................................3

             Statements of Income for the Three Months
             and Six Months Ended June 30, 1996
             and 1995 ....................................................4

             Statements of Partners' Capital for the Year
             Ended December 31, 1995 and the Six Months
             Ended June 30, 1996 .........................................5

             Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and 1995 ................................6

             Condensed Notes to Financial Statements .....................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .................................................18

PART II.  OTHER INFORMATION .............................................26

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                June 30, 1996   December 31, 1995
                                                -------------   -----------------
INVESTMENT IN JOINT VENTURE (Note 2)              $24,865,484        $25,561,588

CASH AND CASH EQUIVALENTS                              34,722             38,000

DUE FROM AFFILIATE                                    454,586            478,857
                                                  -----------        -----------
     Total Assets                                 $25,354,792        $26,078,445
                                                  ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Withholdings and accounts payable            $     1,300        $     4,558
     Partnership distributions payable                462,813            487,104
                                                  -----------        -----------
          Total liabilities                           464,113            491,662
                                                  -----------        -----------


PARTNERS' CAPITAL:
     Limited Partners:
       Class A - 108,572 Units                    $24,128,351        $24,200,488
       Class B - 30,221 Units                         762,328          1,386,295
                                                  -----------        -----------
          Total partners' capital                  24,890,679         25,586,783
                                                  -----------        -----------
          Total liabilities and partners' capital $25,354,792        $26,078,445
                                                  ===========        ===========


     See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)



                              STATEMENTS OF INCOME

                                          Three Months Ended        Six Months Ended
                                          ------------------        -----------------
                                         June 30,     June 30,       June 30,   June 30,
                                           1996         1995           1996       1995
                                        ---------     -------        -------    -------
Revenues:
   Equity in income of joint
     venture (Note 2)                   $  86,923     $ 314,112    $ 255,488   $ 570,820
   Interest income                            128           145          262         365
                                      -----------      --------      -------     -------
                                           87,051       314,257      255,750     571,185
                                      ===========      ========      =======     =======
Expenses:
   Partnership administration                  10             0           90           0
                                        ---------     ---------    ---------   ---------

Net Income                              $  87,041     $ 314,257    $ 255,660   $ 571,185
                                        =========     =========    =========   =========

Net income allocated to
    Class A Limited Partners            $ 399,100     $ 510,176    $ 879,627   $ 964,960
                                        =========     =========    =========   =========

Net loss allocated to
    Class B Limited Partners            $(312,059)    $(195,919)   $(623,967)  $(393,775)
                                        =========     =========    =========   =========

Net income per Class A
    Limited Partner Unit                $    3.67     $    4.70         8.10        8.89
                                        =========     =========    =========   =========

Net loss per Class B
    Limited Partner Unit                $  (10.33)    $   (6.48)   $  (20.65)  $  (13.03)
                                        =========     =========    =========   =========

Cash distribution per Class A
    Limited Partner Unit                $    4.18     $    4.35    $    8.76   $    8.38
                                        =========     =========    =========   ==========


     See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                         SIX MONTHS ENDED JUNE 30, 1996



                                           Limited Partners
                                 -----------------------------------------
                                      Class A              Class B            Total
                                ------------------------------------------    Partners'
                                 Units      Amount     Units     Amount       Capital
                                -------  ------------  ------  -----------  ------------
BALANCE:
   December 31, 1994            108,572  $24,160,544   30,221  $2,296,796   $26,457,340

   Net income (loss)                  0    1,922,246        0    (910,501)    1,011,745
   Partnership distributions          0   (1,882,302)       0           0    (1,882,302)
                                -------  -----------   ------  ----------   -----------

BALANCE:
   December 31, 1995            108,572  $24,200,488   30,221  $1,386,295   $25,586,783

   Net income (loss)                  0      879,627        0    (623,967)      255,660
   Partnership distributions          0     (951,764)       0           0      (951,764)
                                -------  -----------   ------  ----------   -----------

BALANCE:
   June 30, 1996                108,572  $24,128,351   30,221  $  762,328   $24,890,679
                                =======  ===========   ======  ==========   ===========


     See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS



                                                            Six Months Ended
                                                           ----------------
                                                     June 30, 1996  June 30, 1995
                                                     -------------  -------------
Cash flows from operating activities:
 Net income                                             $ 255,660    $ 571,185
                                                        ---------    ---------
 Adjustments to reconcile net income to net cash
  provided
 by (used in) operating activities:
 Equity in income of joint venture                       (255,488)    (570,820)
 Distributions received from joint venture                975,864      884,084
 Distributions to partners from accumulated
  earnings                                               (976,056)    (887,889)
 Changes in assets and liabilities:
  Withholdings and accounts payable                        (3,258)     (84,504)
   Due from limited partners                                    0        9,090
                                                        ---------    ---------
     Total adjustments                                   (258,938)    (650,039)
                                                        ---------    ---------

    Net cash used in operating activities               $  (3,278)   $ (78,854)
                                                        ---------    ---------

Net decrease in cash and cash equivalents               $  (3,278)   $ (78,854)

Cash and cash equivalents, beginning of year               38,000      112,536
                                                        ---------    ---------

Cash and cash equivalents, end of quarter               $  34,722    $  33,682
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

          As of June 30, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and (vi) an office/retail center currently being developing in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis.

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

(2)  Investments in Joint Venture
     ----------------------------

     Fund II - Fund II-OW Joint Venture
     ----------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Of the six properties owned by the joint venture, one is a retail shopping center, two are office buildings, one is an office/retail center, one is an office/retail/restaurant center and one is a restaurant. As of June 30, 1996, these properties were 92.08% occupied, compared to 95.87% at December 31, 1995 and 97.34% at December 31, 1994, 66.90% at December 31, 1993 and
     93.76% at December 31, 1992, and 93.57% at December 31, 1991.

     The following describes the properties in which the Partnership owns an interest through the Fund II-Fund II-OW Joint Venture as of June 30, 1996:

     The Charlotte Property
     ----------------------

     On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the"Charlotte Property") for a purchase price of $8,550,000.

     While the entire project was originally leased under a net lease to IBM, IBM elected not to exercise its second three-year option to extend its lease and vacated the building effective September 30, 1993, after paying a $425,000 lease termination fee.

     On May 1, 1994, First Union Bank assumed occupancy of the Charlotte Property under a lease which expires April 30, 2001. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million in tenant improvements at the Charlotte Property, a lower rental rate was accepted for the first five years. There are presently no plans for improvement or further development of the project.

     The annual base rent during the initial term is $412,705 payable in equal monthly installments of $34,392.08 during the first two years; annual base rent of $454,651 payable in equal monthly installments of $37,887.58 during the third year; annual base rent of $489,650 payable in equal monthly installments of $40,804.17 during the fourth year; and annual base rent of $524,625 payable in equal monthly installments of $43,718.75 during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates.

     The occupancy rate at the Charlotte Property for the quarter ended June 30, 1996 was 100%, which was the rate for the second quarter in the five previous years.

     The average effective annual rental per square foot at the Charlotte Property was $6.49 for second quarter 1996, $5.83 for 1995, $3.88 for 1994,
     $28.12 for 1993 and $15.69 for 1992, and 1991.   The higher effective
     annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

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

     The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amount of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the

     ----------------------

     Lockheed Company, each of which leases had terms of approximately eight years and expired on June 30, 1996.

     The occupancy rate of the Atrium Property was 100% and the average effective annual rental per square foot at the Atrium Property was $17.47 for the second quarter of 1996 and each of the five years from 1991 through 1995.

     As set forth above, the lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further reduce future cash distributions to Limited Partners.

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

     As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for years 1 through 5 with a 15% increase over the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. Under the terms of the lease, the Fund II-Fund III Joint Venture was required to make certain improvements for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements described in the plans and specifications. The Fund II-Fund III Joint Venture

     ----------------------------------------

     has expended approximately $1,100,000 for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

     The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for the second quarter of 1996 and the quarter ended June 30, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.21 for the second quarter 1996, $30.21 for 1995, 1994, and 1993, and $24.60 for 1992, the first year of occupancy.

     As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000 respectively for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property and Wells Fund III holds an approximately 38% equity interest in the project.

     On January 10, 1995, the Fund II - Fund III Joint Venture contributed the remaining 4.3 undeveloped acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

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

     In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements. Development is almost completed on two buildings containing a total of approximately 49,500 square feet. As of June 30, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet, Townsend Tax for 1,389 and Coldwell Banker, 4,801 square feet. Three tenants occupied the 880 Holcomb Bridge property as of June 30, 1996 for an

     Fund II, III, VI and VII Joint Venture/Holcomb Bridge Road Property
     -------------------------------------------------------------------
     (continued)
     -----------

     occupancy rate of 21%. The average effective annual rental was $0.81 per square foot for the second quarter of 1996.

     As of June 30, 1996, Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an approximate 30.7% equity interest, Wells Fund VI contributed $1,112,691 to the joint venture for an approximate 20.6% equity interest, and Wells Fund VII contributed $2,630,000 to the joint venture for an approximate 48.7% equity interest. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by Wells Fund VII for an anticipated equity interest of 48% by Wells Fund VII, 30% by the Fund II - Fund III Joint Venture and 22% by Wells Fund VI. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

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

     Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of June 30, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property. As of June 30, 1996, Wells Fund I had an approximately 55% equity interest in the Tucker Project and Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Project. As of June 30, 1996, the Tucker Property was 75% occupied by 31 tenants.

     ---------------------------

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property for the quarters ended June 30 was 75% in 1996, 96% in 1995, 93% in 1994, 87% in 1993, and 82% in 1992.

     The average effective annual rental per square foot at the Tucker Property was $11.14 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and
     $11.37 for 1992.

     Cherokee Property
     -----------------

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

     As of June 30, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of June 30, 1996, the equity interests in the Cherokee Property were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

     -----------------------------

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of June 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger.

     Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

     The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

     The occupancy rate at the Cherokee Property for the quarters ended June 30 was 95% in 1996 and 1995, 86% in 1994, 88% in 1993, and 87% in 1992.

     The average effective annual rental per square foot at the Cherokee Property was $8.61 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for
     1993, $6.46 for 1992, and $6.52 for 1991.











     For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1995.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary and discussion of the operations of the properties described above during the quarter ended June 30, 1996.

     The following summarizes the condensed financial statements of the Fund II-Fund II-OW Joint Venture.

         Following are the financial statements for Fund II and II-OW:


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                 Balance Sheets

                                     Assets


                                                      June 30, 1996    December 31, 1995
                                                      -------------   -----------------
Real estate assets, at cost:
   Land                                                 $ 1,367,856      $ 1,367,856
   Building and improvements, less accumulated
    depreciation
   of $1,704,617 in 1996 and $1,382,129 in 1995.          6,066,500        6,250,334
                                                        -----------      -----------
          Total real estate assets                        7,434,356        7,618,190
   Investment in joint ventures                          18,650,258       19,207,510
   Cash and cash equivalents                                 30,042           72,419
   Due from affiliates                                      432,550          415,195
   Accounts receivable                                      102,484           95,202
   Prepaid expenses and other assets                         98,683           97,894
                                                        -----------      -----------

          Total assets                                  $26,748,373      $27,506,410
                                                        ===========      ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                $     1,769      $         0
   Partnership distributions payable                        480,078          505,711
   Due to affiliates                                          5,582            4,616
                                                        -----------      -----------

          Total liabilities                                 487,429          510,327
                                                        -----------      -----------

Partners' Capital:
   Wells Real Estate Fund II                             24,865,484       25,561,588
   Wells Real Estate Fund II-OW                           1,395,460        1,434,495
                                                        -----------      -----------

          Total partners' capital                        26,260,944       26,996,083
                                                        -----------      -----------

          Total liabilities and partners' capital       $26,748,373      $27,506,410
                                                        ===========      ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)

                              Statements of Income

                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                        June 30, 1996  June 30, 1995    June 30, 1996   June 30, 1995
                                        -------------  -------------    -------------   ------------
 Revenues:
 Rental income                             $114,717      $114,717         $229,434         $229,434
 Equity in income of joint ventures         136,497       305,151          344,941          581,822
 Interest income                                100           114              202              317
                                           --------      --------         --------         --------
                                            251,314       419,982          574,577          811,573
                                           --------      --------         --------         --------

Expenses:
 Management and leasing fees                  6,883         6,883           13,766           13,766
 Lease acquisition costs                      4,588         4,588            9,177            9,177
 Operating costs - rental property            7,486        15,828           11,111           19,578
 Depreciation                                91,916        48,570          183,833           97,139
 Legal and accounting                        25,150        (2,007)          38,448           22,137
 Computer costs                                 622         1,340            1,803            4,615
 Partnership administration                  22,872        12,967           46,623           42,330
                                           --------      --------         --------         --------
                                            159,517        88,169          304,761          208,742
                                           --------      --------         --------         --------

Net income                                 $ 91,797      $331,813         $269,816         $602,831
                                           ========      ========         ========         ========

Net income allocated to
 Wells Real Estate Fund II                 $ 86,923      $314,113         $255,489         $570,821
                                           ========      ========         ========         ========

Net income allocated to
 Wells Real Estate Fund II-OW              $  4,874      $ 17,700         $ 14,327         $ 32,010
                                           ========      ========         ========         ========

2)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
     ---------------------------------------------------------------------------
     OPERATIONS
     ----------


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


     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture, (including the Holcomb Bridge Road Property which is substantially completed), were 92% occupied, as compared to 98% occupied as of June 30, 1995.

     Gross revenues of the Partnership were $255,750 for the six months ended June 30, 1996, as compared to $571,185 for June 30, 1995. The decrease in gross revenues for 1996 was due primarily to the decrease in equity in income from the joint venture.

     Administrative expenses of the Partnership are incurred at the joint venture level. Accounting expenses increased for the three and six month periods ended June 30, 1996 over the same periods of 1995 due to payment of fees for tax preparation and additional audit fees due to increased regulatory requirements imposed by the SEC. Depreciation expenses increased from 1995 to 1996 due to the change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which was effective December 31, 1995.

     Distributions to the Partnership from Fund II-Fund II-OW Joint Venture for the six-month periods ended June 30, 1996 and June 30, 1995 were $975,864 and $884,084 respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $4.18 per unit for the second quarter of 1996 as compared to $4.35 per unit for the second quarter of 1995. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. Cash distributions for the second quarter of 1996 were made from investment income and do not represent a return of capital.

     As of June 30, 1996, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

As of June 30, 1996, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

Charlotte Property
- ------------------

                                    Three Months Ended     Six Months Ended
                                    ------------------     ----------------
                                   June 30,    June 30,   June 30,   June 30,
                                     1996        1995       1996       1995
                                   -------     -------    -------    -------
[S]                                [C]       [C]        [C]        [C]
Revenues:
  Rental income                     $114,717   $114,717    $229,434   $229,434

Expenses:
  Depreciation                        91,916     48,570     183,833     97,139
  Management and leasing expenses     16,060     16,060      22,943     22,943
  Other operating expenses            (1,485)       366      11,112     19,578
                                    --------   --------    --------    -------
                                     106,491     64,996     217,888    139,660
                                    --------   --------    --------    -------

Net income                           $ 8,226   $ 49,721    $ 11,546    $89.774
                                     =======   ========    ========    =======

Occupied %                              100%       100%        100%       100%
Partnership Ownership %                94.7%      94.7%       94.7%      94.7%

Cash generated to the Fund II -
   Fund II - OW Joint Venture*      $100,181   $ 94,776    $188,466   $176,446

Net income allocated to the Fund II-
   Fund II - OW Joint Venture*      $  8,226   $ 49,721   $  11,546  $  89,774


* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income was stable for the three and six months ended June 30, 1996 and 1995. The decrease in net income for the three and six month periods of 1996 compared to 1995 was primarily due to the increase in depreciation expenses which resulted from the change in fourth quarter, 1995, in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash generated to the Joint Venture for the three month and six month periods ended June 30, 1996 increased over the same periods of 1995 due primarily to decreased administrative expenses at the property.

The Atrium
- ----------

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                      June 30,   June 30,   June 30,    June 30,
                                       1996       1995       1996        1995
                                      -------    -------    -------     -------
Revenues:
Rental income                        $519,837  $  519,837  $1,039,673  $1,039,673
 Interest income                        7,632       8,841      15,318      15,104
                                     --------  ----------  ----------  ----------
                                      527,469     528,678   1,054,991   1,054,777
                                     --------  ----------  ---------- -----------
Expenses:
  Depreciation                        168,619     117,029     337,097     234,058
  Management and leasing expenses      35,690      35,690      71,380      71,380
  Other operating expenses            147,609      61,323     233,551     132,027
                                     --------    --------    --------    --------
                                      351.918     214,042     642,028     437,465
                                     --------    --------    --------    --------

Net income                           $175,551    $314,636    $412,963    $617,312
                                     ========    ========    ========    ========

Occupied %                                100%        100%        100%        100%
Partnership Ownership %                  62.1%       62.1%       62.1%       62.1%

Cash distributions to the Fund II -
  Fund II-OW Joint Venture*          $267,288    $278,764    $560,919    $589,042

Net income allocated to the
  Fund II - Fund II - OW Joint
  Venture*                           $115,162    $206,402    $270,904   $404,957

* The Partnership holds a 95% ownership in the Fund II - Fund II - OW Joint Venture.

Rental and interest income remained stable for the three month and six month periods ended June 30, 1996 and 1995. The increases in depreciation expenses for the three months ended June 30, 1996 over the same period of 1995 are due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". The increase in operating expenses to $147,609 for the three month period ended June 30, 1996, compared to the same three month period of 1995, is primarily due to reimbursement paid to tenant of excess expenses upon termination of the lease with Lockheed. Operating expenses increased for the six month period of 1996 over 1995 for the reason mentioned above and additional expenditures in the first quarter of 1996 for engineering and professional fees relating to attempting to obtain a new tenant for the property.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require further tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

The Brookwood Grill Property
- ----------------------------

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                      June 30,   June 30,    June 30,   June 30,
                                       1996       1995        1996       1995
                                      -------    -------     -------    -------
Revenues:
  Rental income                      $ 56,187    $54,850   $112,375    $112,375
  Equity loss of joint venture        (20,990)         0    (26,423)          0
                                      --------    -------   --------    --------
                                       35,197     54,850     85,952     112,375
                                      --------    -------   --------    --------
Expenses:
  Depreciation                         13,503     14,665     27,006      29,330
  Management and leasing expenses       5,727      6,989     12,695      14,279
  Other operating expenses             17,387      8,286     35,276      18,831
                                      -------    -------    -------     -------
                                       36,617     29,940     74,977      62,440
                                      -------    -------    -------     -------

Net (loss) income                     $(1,420)   $24,910    $10,975     $49,935
                                      =======    =======    =======     =======

Occupied %                                100%       100%       100%        100%
Partnership Ownership %                 59.04%     59.04%     59.04%      59.04%

Cash distributions to the Fund II -
  Fund II - OW Joint Venture*         $21,982    $24,407    $39,118     $48,886

Net income (loss) allocated to the
  Fund II-Fund II-OW
  Joint Venture*                      $  (885)   $15,531    $ 6,843     $31,134


 *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable for the three and six month periods ended June 30, 1996 and 1995. The decrease in depreciation for the three and six month periods ended June 30 is due primarily to the contribution of land and land improvements to the Fund II - III - VI - VII Joint Venture. The increase in operating expenses for the three month period ended June 30, 1996, over the same three months of 1995, is primarily due to decreased reimbursements from tenants for property taxes. The increase in other operating expenses for the six months ended June 30, 1996, over the same period of 1995, is the result of decreased property tax reimbursements stated above and a reimbursement to the tenant in first quarter 1996 of administrative charges paid in 1995. Net income decreased for both the three and six month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI, VII
- --------------------------------------------------

                                           Three Months Ended   Six Months Ended
                                           ------------------   ----------------
                                             June 30, 1996       June 30, 1996
                                             -------------       -------------
Revenues:
 Rental income                                $ 43,754               $ 53,175

Expenses:
  Depreciation                                  77,822                 83,942
  Management and leasing expenses                5,029                  6,080
  Other operating expenses                      28,894                 47,733
                                               -------               --------
                                               111,745                137,755
                                               -------               --------

Net loss                                      $(67,991)              $(84,580)
                                              =========              ========

Occupied %                                        20.9%                  20.9%

Partnership Ownership % in the
   Fund II, III, VI, VII  Joint Venture*         18.14%                 18.14%

Cash Distribution to the Fund II -
   Fund III Joint Venture*                    $      0               $      0

Net Loss Allocated to the Fund II -
   Fund III Joint Venture*                    $(20,990)              $(26,423)

* The Partnership holds a 59.04% ownership in the Fund II - Fund III Joint Venture.

In January 1995, the Fund II - Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of June 30, 1995, no comparative figures are available for the quarter.

As of June 30, 1996, the Fund II - Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.7% equity interest, Wells Fund VI contributed $982,691 for an approximate 19.5% equity interest, and the Wells Fund VII contributed $2,500,000 for an approximate 47.8% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by Wells Fund VII for an anticipated equity interest of 48.7% by the Wells Fund VII, 30.7% by the Fund II - Fund III Joint Venture and 20.6% by Wells Fund VI. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Tucker Property
- ---------------

                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                    June 30,    June 30,     June 30,   June 30,
                                     1996        1995         1996       1995
                                   --------     --------    --------    --------

Revenues:
Rental income                      $255,854     $322,051    $542,001    $644,015
Interest income                         127        1,099         379       2,449
                                   --------     --------    --------    --------
                                    255,981      323,150     542,380     646,464
                                   --------     --------    --------    --------
Expenses:
Depreciation                        104,428       60,007     208,228     120,013
Management and leasing expenses      30,297       32,009      62,384      67,800
Other operating expenses            140,584      135,553     256,500     298,131
                                   --------     --------    --------    --------
                                    275,309      227,569     527,112     485,944
                                   --------     --------     -------    --------

Net income (loss)                  $(19,328)    $ 95,581    $ 15,268    $160,520
                                   ========     ========    ========    ========

Occupied %                              75%          96%         75%         96%
Partnership Ownership%               42.52%       42.52%      42.52%      42.52%

Cash distribution to the
Fund II - Fund II - OW
Joint Venture*                     $ 36,458     $ 69,141    $ 98,132    $125,923

Net income (loss) allocated to the
Fund II - Fund II - OW
Joint Venture*                     $ (8,680)    $ 42,925    $  6,857    $72,089

* The Partnership holds a 95% ownership in the Fund II - Fund II - OW Joint Venture.

Rental income decreased in 1996 from 1995 due primarily to decreased tenant occupancy. Operating expenses decreased in 1996 over 1995 due to a decrease in utilities and other repairs and maintenance. The increase in depreciation expenses for 1996 as compared to 1995 are a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased in 1996 as compared to 1995 due to increased depreciation and decreased occupancy as discussed above.

The property was 75% leased, as of June 30, 1996, as compared to 96% leased, as of June 30, 1995, due to three tenants vacating space totaling 9,884 square feet. Although no leases have been signed, every effort is being made to re-lease this space.

Cherokee Commons Shopping Center
- --------------------------------

                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                    June 30,    June 30,     June 30,   June 30,
                                     1996        1995         1996       1995
                                    --------   --------      --------   --------
Revenues:
Rental income                       $223,987   $147,679      $446,608   $293,517
Interest income                           18         70            37         95
                                    --------   --------      --------   --------
                                     224,005    147,749       446,645    293,612
                                    --------    -------      --------   --------
Expenses:
  Depreciation                       107,461     45,717       214,644     91,244
  Management and leasing expenses     13,276      7,401        25,910     14,469
  Other operating expenses            46,632     36,597        95,504     81,820
                                    --------   --------      --------   --------
                                     167,369     89,715       336,058    187,533
                                    --------   --------      --------   --------

Net income                          $ 56,636   $ 58,034      $110,587   $106,079
                                    ========   ========      ========   ========

Occupied %                               95%        95%           95%        95%
Partnership Ownership %               51.66%     65.74%        51.66%     65.74%

Cash distributions to the Fund II -
  Fund II - OW Joint Venture*       $106,822   $ 56,758      $204,025   $ 81,339

Net income allocated to the Fund II -
  Fund II - OW Joint Venture*       $ 30,901   $ 40,293      $ 60,337   $ 73,641

* The Partnership holds a 95% ownership in the Fund II - Fund II - OW Joint Venture.

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increases in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property remained relatively stable due to the increase in revenue which was offset by the increase in expenses.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092, Wells Fund VI - $953,798, and Wells Fund VII - $953,798 as of June 30, 1996. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 65.74% in 1995 to 51.66% as of June 30, 1996. Wells Fund VI and Wells Fund VII did not make their respective capital contributions until August, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------



 Item 6(b).No reports on Form 8-K were filed during the second quarter of 1996.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II
                                   (Registrant)



  Dated: August 13, 1996       By: /s/Leo F. Wells, III
                                   ---------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   Corporate General Partner