Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND II
filed 1996-11-14
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1996                or
                               ----------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                          to
                               -------------------------   --------------------

Commission file number                      0-16518
                       --------------------------------------------------------


                           Wells Real Estate Fund II
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                     58-1678709
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia               30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   ----------------------------


-------------------------------------------------------------------------------

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

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        -------
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets - September 30, 1996
                      and December 31, 1995...........................       3

                    Statements of Income for the Three Months and
                      Nine Months Ended September 30, 1996 and 1995...       4

                    Statements of Partners' Capital for the Year
                      Ended December 31, 1995 and the Nine Months
                      Ended September 30, 1996........................       5

                    Statements of Cash Flows for the Nine Months
                      Ended September 30, 1996 and 1995...............       6

                    Condensed Notes to Financial Statements...........       7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations........................................      18

PART II.  OTHER INFORMATION...........................................      26

                           WELLS REAL ESTATE FUND II
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

Assets                                                September 30, 1996       December 31, 1995
------                                                ------------------       -----------------

Investment in joint ventures (Note 2)                    $24,748,917              $25,561,588
Cash and cash equivalents                                     36,535                   38,000
Due from affiliate                                           175,759                  478,857
                                                         -----------              -----------

     Total assets                                        $24,961,211              $26,078,445
                                                         ===========              ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Withholdings and accounts payable                       $     2,571              $     4,558
 Partnership distributions payable                           161,314                  487,104
                                                         -----------              -----------

      Total liabilities                                  $   163,885              $   491,662
                                                         ===========              ===========

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                                 24,346,865               24,200,488
  Class B - 30,221 Units                                     450,461                1,386,295
                                                          ----------               ----------

     Total partners' capital                              24,797,326               25,586,783
                                                         -----------              -----------

       Total liabilities and partners' capital           $24,961,211              $26,078,445
                                                         ===========              ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                             Nine Months Ended
                                        ----------------------------------------      -----------------------------------------
                                        September 30, 1996     September 30, 1995     September 30, 1996     September 30, 1995
                                        ------------------     ------------------     ------------------     -------------------
Revenues:
   Equity in income of joint venture
   (Note 2)                                  $  59,192             $ 356,670             $  314,680              $  927,490
   Interest income                                 137                   141                    399                     506
                                             ---------             ---------             ----------              ----------
                                                59,329               356,811                315,079                 927,996
                                             ---------             ---------             ----------              ----------
Expenses:
   Partnership administration                       90                     0                     90                       0
                                             ---------             ---------             ----------              ----------

     Net Income                              $  59,239             $ 356,811             $  314,989              $  927,996
                                             =========             =========             ==========              ==========

Net income allocated to
  Class A Limited Partners                   $ 371,196             $ 560,470             $1,250,823              $1,525,430

Net loss allocated to
  Class B Limited Partners                   $(311,867)            $(203,649)            $ (935,834)             $ (597,424)

Net income per Class A
  Limited Partner Unit                       $    3.42             $    5.16             $    11.52              $    14.05

Net loss per Class B
  Limited Partner Unit                       $  (10.32)            $   (6.74)            $   (30.97)             $   (19.77)

Cash distribution per Class A
  Limited Partner Unit                       $    1.41             $    4.55             $    10.17              $    12.93

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                              LIMITED PARTNERS
                                       -----------------------------
                                       CLASS A               CLASS B            TOTAL
                                 --------------------  -----------------       PARTNERS'
                                 UNITS     AMOUNTS     UNITS     AMOUNTS       CAPITAL
                                 -----    --------     -----     -------       --------

BALANCE, DECEMBER 31, 1994      108,572  $24,160,544   30,221  $2,296,796   $26,457,340

   Net income (loss)                  0    1,922,246        0    (910,501)    1,011,745
   Partnership distributions          0   (1,882,302)       0           0    (1,882,302)
                                -------  -----------   ------  ----------   -----------
BALANCE, DECEMBER 31, 1995      108,572  $24,200,488   30,221  $1,386,295   $25,586,783

   Net income (loss)                  0    1,250,823        0    (935,834)      314,989
   Partnership distributions          0   (1,104,446)       0           0    (1,104,446)
                                -------   -----------  ------  ---------    -----------
BALANCE, SEPTEMBER 30, 1996     108,572  $24,346,865   30,221  $  450,461   $24,797,326

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                      ---------------------------------------------
                                                      September 30, 1996         September 30, 1995
                                                      -------------------        -------------------

Cash flows from operating activities:
 Net income                                             $   314,989                 $   927,996
                                                        -----------                 -----------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Equity in income of joint venture                      (314,680)                   (927,490)
    Distributions received from joint venture             1,430,449                   1,356,199
    Distributions to partners from accumulated
     earnings                                            (1,430,236)                 (1,356,698)
    Changes in assets and liabilities:
     Accounts receivable                                          0                         190
     Withholdings and accounts payable                       (1,987)                    (84,504)
     Due from limited partners                                    0                      11,225
                                                        -----------                 -----------
      Total adjustments                                    (316,454)                 (1,001,078)
                                                        -----------                 -----------

      Net cash used in operating activities                  (1,465)                    (73,082)
                                                        -----------                 -----------

      Net decrease in cash and cash equivalents              (1,465)                    (73,082)

Cash and cash equivalents, beginning of year                 38,000                     112,536
                                                        -----------                 -----------

Cash and cash equivalents, end of quarter               $    36,535                 $    39,454
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

     (a)  General
     ------------

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

     As of September 30, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and
     (vi) an office/retail center currently being developed in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

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

     (c)  Employees
     --------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (e)  Competition
     ----------------

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

     (f)  Income Taxes
     -----------------

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (g)  Statement of Cash Flows
     ----------------------------

     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investment in Joint Venture
     ---------------------------

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Of the six properties owned by the joint venture, one is a retail shopping center, two are office buildings, one is an office/retail center, one is an office/retail/restaurant center and one is a restaurant. As of September 30, 1996, these properties were 63.60% occupied, compared to 95.87% at December 31, 1995 and 97.34% at December 31, 1994, 66.90% at December 31, 1993 and 93.76% at December 31, 1992, and 93.57% at December 31, 1991.

     The following describes the properties in which the Partnership owns an interest through the Fund II-Fund II-OW Joint Venture as of September 30, 1996:

     The Charlotte Property/Fund II - Fund II-OW Joint Venture
     ---------------------------------------------------------

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

     The annual base rent during the initial term is $412,705 payable in equal monthly installments of $34,392 during the first two years; annual base rent of $454,651 payable in equal monthly installments of $37,887 during the third year; annual base rent of $489,650 payable in equal monthly installments of $40,804 during the fourth year; and annual base rent of $524,625 payable in equal monthly installments of $43,718.75 during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates.

     The occupancy rate at the Charlotte Property for the quarter ended September 30, 1996 was 100%, which was the rate for the second quarter in the five previous years.

     The average effective annual rental per square foot at the Charlotte Property was $6.49 for third quarter 1996, $5.83 for 1995, $3.88 for 1994,
     $28.12 for 1993 and $15.69 for 1992, and 1991.   The higher effective
     annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

     The Atrium/Fund II & Fund III Joint Venture
     -------------------------------------------

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

     The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amount of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the Atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the

     Lockheed Company, each of which leases had terms of approximately eight years and expired on June 30, 1996.

     Since Lockheed vacated the building as of June 30, 1996, the occupancy rate of the Atrium Property was 0% for the third quarter of 1996. As set forth above, the lease with Lockheed Company expired on September 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further reduce future cash distributions to Limited Partners.

     The Brookwood Grill Property/Fund II & Fund III Joint Venture
     -------------------------------------------------------------

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

     The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for the third quarter of 1996 and the quarter ended September 30, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.32 for the third quarter 1996, $30.21 for 1995, 1994, and 1993, and $24.60 for 1992, the first year of occupancy.

     As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000 respectively for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property and Wells Fund III holds an approximately 38% equity interest in the project.

     On January 10, 1995, the Fund II-Fund III Joint Venture contributed the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

     FUND II, III, VI AND VII JOINT VENTURE/HOLCOMB BRIDGE ROAD PROPERTY
     -------------------------------------------------------------------

     On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, the Wells Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI, and VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

     In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Six tenants occupied the 880 Holcomb Bridge Road property as of September 30, 1996 for an occupancy rate of 54%. The average effective annual rental was $6.83 per square foot for the third quarter of 1996.

     As of September 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture.

     Tucker Property/Fund I - Fund II Tucker Joint Venture
     -----------------------------------------------------

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

     Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of September 30, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property. As of September 30, 1996, Wells Fund I had an approximate 55% equity interest in the Tucker Project and Fund II-Fund II-OW Joint Venture had an approximate 45% equity interest in the Tucker Project. As of September 30, 1996, the occupancy rate at the Tucker Property was 75%.

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property for the quarters ended September 30 was 75% in 1996, 89% in 1995, 97% in 1994, 87% in 1993, and 78% in 1992.

     The average effective annual rental per square foot at the Tucker Property was $11.02 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and
     $11.37 for 1992.

     Cherokee Property/Fund I, II, II-OW, VI, VII Joint Venture
     ----------------------------------------------------------

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

     On August 1, 1995, the Fund II-Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI, VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partnership, as its sole general partner. The investment objectives of Wells Fund I, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

     As of September 30, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture.
     As of September 30, 1996, the equity interests in the Cherokee Property were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of September 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

     The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

     The occupancy rate at the Cherokee Property for the quarters ended September 30 was 95% in 1996 and 1995, 92% in 1994, 82% in 1993, and 87% in
     1992.

     The average effective annual rental per square foot at the Cherokee Property was $8.57 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for
     1993, $6.46 for 1992, and $6.52 for 1991.



     For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1995.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary and discussion of the operations of the properties described above during the quarter ended September 30, 1996.

     The following summarizes the condensed financial statements of the Fund II-Fund II-OW Joint Venture.

          Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                BALANCE SHEETS

                Assets                                 September 30, 1996          December 31,1995
                ------                                 ------------------          ----------------

Real estate assets, at cost:
  Land                                                   $ 1,367,856                  $ 1,367,856
  Building and improvements, less accumulated
    depreciation of $1,796,534 in 1996 and
    $1,382,129 in 1995.                                    5,974,584                    6,250,334
                                                         -----------                  -----------

      Total real estate assets                             7,342,440                    7,618,190
                                                         -----------                  -----------

  Investment in joint ventures                            18,622,668                   19,207,510
  Cash and cash equivalents                                   67,466                       72,419
  Due from affiliates                                         98,893                      415,195
  Accounts receivable                                        108,522                       95,202
  Prepaid expenses and other assets                           89,110                       97,894
                                                         -----------                   ----------

          Total assets                                   $26,329,099                  $27,506,410
                                                         ===========                  ===========

                  Liabilities and Partners' Capital
                  ---------------------------------
Liabilities:
  Accounts payable and accrued expenses                  $         0                  $         0
  Partnership distributions payable                          185,615                      505,711
  Due to affiliates                                            5,645                        4,616
                                                         -----------                  -----------

          Total liabilities                                  191,260                      510,327
                                                         -----------                  -----------

Partners' Capital:
   Wells Real Estate Fund II                              24,748,917                   25,561,588
   Wells Real Estate Fund II-OW                            1,388,922                    1,434,495
                                                         -----------                  -----------

          Total partners' capital                         26,137,839                   26,996,083
                                                         -----------                  -----------

           Total liabilities and partners' capital       $26,329,099                  $27,506,410
                                                         ===========                  ===========

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                             STATEMENTS OF INCOME

                                                 Three Months Ended                             Nine Months Ended
                                       --------------------------------------        -----------------------------------------
                                       September 30, 1996     September 30, 1995     September 30, 1996     September 30, 1995
                                       ------------------     ------------------     ------------------     ------------------
Revenues:
 Rental income                              $114,716              $114,716                $344,150             $  344,150
 Equity in income of joint ventures           71,304               344,511                 416,245                926,333
 Interest income                                 106                   110                     308                    427
                                            --------              --------                --------             ----------
                                             186,126               459,337                 760,703              1,270,910
                                            --------              --------                --------             ----------

Expenses:
 Management and leasing fees                   6,883                 6,883                  20,649                 20,649
 Lease acquisition costs                       4,589                 4,589                  13,766                 13,766
 Operating costs - rental property             4,935                 2,073                  16,046                 21,651
 Depreciation                                 91,917                48,570                 275,750                145,709
 Legal and accounting                            678                 1,171                  39,126                 23,308
 Computer costs                                1,404                   390                   3,207                  5,005
 Partnership administration                   13,209                18,990                  59,832                 61,320
                                            --------              --------                --------             ----------
                                             123,615                82,666                 428,376                291,408
                                            --------              --------                --------             ----------

  Net income                                $ 62,511              $376,671                $332,327             $  979,502
                                            ========              ========                ========             ==========

Net income allocated to
 Wells Real Estate Fund II                  $ 59,191              $356,669                $314,680             $  927,490

Net income allocated to
 Wells Real Estate Fund II-OW               $  3,320              $ 20,002                $ 17,647             $   52,012

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture, (including the Holcomb Bridge Road Property which is substantially completed), were 63% occupied, as compared to 97% occupied as of September 30, 1995.

     Gross revenues of the Partnership were $59,329 for the three months ended September 30, 1996, as compared to $356,811 for September 30, 1995. The decrease in gross revenues for 1996 was due primarily to the decrease in equity in income from the joint venture.

     Administrative expenses of the Partnership are incurred at the joint venture level. Accounting expenses increased for the nine month period ended September 30, 1996 over the same period of 1995 due to payment of fees for tax preparation and additional audit fees. Depreciation expenses increased from 1995 to 1996 due to the change in the estimated useful lives of all buildings and improvements in which the Partnership owns an interest from 40 years to 25 years, which became effective December 31, 1995.

     Distributions to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended September 30, 1996 and September 30, 1995 were $175,759 and $493,394 respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $1.41 per unit for the third quarter of 1996 as compared to $4.55 per unit for the third quarter of 1995. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.
     Cash distributions for the third quarter of 1996 were made from investment income and do not represent a return of capital.

     As of September 30, 1996, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

Charlotte Property/Fund II and II-OW Joint Venture
--------------------------------------------------


                                                   Three Months Ended                             Nine Months Ended
                                        -----------------------------------------     ---------------------------------------
                                        September 30, 1996     September 30, 1995     September 30, 1996     September 30,1995
                                        ------------------     ------------------     ------------------     -----------------

Revenues:
 Rental income                              $114,716               $114,716                $344,150               $344,150

Expenses:
 Depreciation                                 91,917                 48,569                 275,750                145,708
 Management and leasing expenses              11,472                 11,472                  34,415                 34,415
 Other operating expenses                      4,934                  2,073                  16,046                 21,651
                                            --------               --------                --------               --------
                                             108,323                 62,114                 326,211                201,774
                                            --------               --------                --------               --------

Net income                                 $  6,393                $ 52,602                $ 17,939               $142,376
                                           ========                ========                ========               ========

Occupied %                                      100%                    100%                    100%                   100%
Partnership Ownership %                        94.7%                   94.7%                   94.7%                  94.7%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*                 $101,844                $ 90,783                $290,310               $267,229

Net income allocated to the Fund II-
 Fund II-OW Joint Venture*                 $  6,393                $ 52,602                $ 17,939               $142,376


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.



Rental income was stable for the three and nine months ended September 30, 1996 and 1995. The decrease in net income for the three and nine month periods of 1996 compared to 1995 was primarily due to the increase in depreciation expenses which resulted from the change in fourth quarter, 1995, in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash generated to the Joint Venture for the three month and nine month periods ended September 30, 1996 increased over the same periods of 1995 due primarily to an increase in the actual rent as of April 1996, which is not reflected in the rental income for accounting purposes shown above due to straight-lining the rent over the lease period.

The Atrium/Fund II and Fund III Joint Venture
---------------------------------------------

                                                   Three Months Ended                        Nine Months Ended
                                        ----------------------------------------  ----------------------------------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                               $   8,909           $519,836             $1,048,582           $1,559,509
 Interest income                                 6,091              6,658                 21,409               21,762
                                             ---------           --------             ----------           ----------
                                                15,000            526,494              1,069,991            1,581,271
                                             ---------           --------             ----------           ----------
Expenses:
 Depreciation                                 168,691            117,029                 505,788              351,087
 Management and leasing expenses                    0             35,691                  71,380              107,071
 Other operating expenses                    (176,240)            64,686                  57,310              196,713
                                             ---------           --------             ----------           ----------
                                               (7,549)           217,406                 634,478              654,871
                                            ---------           --------              ----------           ----------

Net income                                  $  22,549           $309,088              $  435,513           $  926,400
                                            =========           ========              ==========           ==========

Occupied %                                         0%               100%                       0%                 100%
Partnership Ownership %                         62.1%              62.1%                    62.1%                62.1%

Cash distributions to the Fund II-
 Fund II-OW Joint Venture*                  $       0           $294,805              $  472,173           $  883,847

Net income allocated to the Fund II-
 Fund II-OW Joint Venture*                  $  14,792           $202,762              $  285,696           $  607,718

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the three and nine months ended September 30, 1996 compared to the same periods in 1995 due to the termination of the Lockheed lease as of June 30, 1996. The increase in depreciation expenses for the three months and nine months ended September 30, 1996 over the same periods in 1995 is due to the change in the estimated useful lives of buildings and improvements which was made in the fourth quarter of 1995. The decrease in operating expenses for the three month period ended September 30, 1996 compared to September 30, 1995, resulted from a reclassification of prior years' excess reimbursements. The decrease in the nine month operating expenses for September 30, 1996 compared to September 30, 1995 is due to this reclassification and the vacancy of the project during the quarter.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require further tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                 Three Months Ended                               Nine Months Ended
                                      ----------------------------------------      ------------------------------------------
                                      September 30, 1996     September 30, 1995     September 30, 1996      September 30, 1995
                                      ------------------     ------------------     ------------------      ------------------

Revenues:
 Rental income                             $56,797               $60,316                $169,172                 $172,691
 Equity loss of joint venture                 (573)                    0                 (26,996)                       0
                                           -------               -------                --------                 --------
                                            56,224                60,316                 142,176                  172,691
                                           -------               -------                --------                 --------
Expenses:
 Depreciation                               13,503                14,664                  40,509                   43,994
 Management and leasing expenses             7,483                 7,833                  20,178                   22,112
 Other operating expenses                   13,665                11,919                  48,941                   30,750
                                           -------               -------                --------                 --------
                                            34,651                34,416                 109,628                   96,856
                                           -------               -------                --------                 --------

Net income                                 $21,573               $25,900                $ 32,548                 $ 75,835
                                           =======               =======                ========                 ========

Occupied %                                     100%                  100%                    100%                     100%
Partnership Ownership %                      59.04%                59.04%                  59.04%                   59.04%

Cash distributions to the Fund II-
 Fund II-OW Joint Venture*                 $26,840               $25,025                $ 65,958                 $ 73,911

Net income allocated to the
 Fund II-Fund II-OW
 Joint Venture*                            $13,451               $16,149                $ 20,294                 $ 47,283


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased slightly for the three months and nine months ended September 30, 1996 compared to the same periods in 1995 due primarily to a decrease in billing of expenses to the tenant. Expenses were stable for the three months ended September 30, 1996 and 1995, but were substantially higher for the nine month periods ended September 30, 1996 compared to September 30, 1995. The increase in other operating expenses is the result of decreased property tax reimbursements and a reimbursement to the tenant in first quarter 1996 of administrative charges paid in 1995. Although there was a change in useful lives of assets from forty years to twenty-five years in December 1995, depreciation expense decreased in 1996, compared to the same periods in 1995, due to the contribution of land and land improvements by Brookwood Grill to the 880 Holcomb Bridge Property. Net income decreased for both the three and nine month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
-------------------------------------------------------------------

                                               Three Months Ended              Six Months Ended
                                               ------------------              ----------------
                                               September 30, 1996             September 30, 1996
                                               ------------------             ------------------
Revenues:
 Rental income                                     $82,869                         $136,044

Expenses:
 Depreciation                                       54,939                          138,881
 Management and leasing expenses                     8,530                           14,610
 Other operating expenses                           22,279                           70,012
                                                   -------                         --------
                                                    85,748                          223,503
                                                   -------                         --------
Net loss                                           $(2,879)                        $(87,459)
                                                   =======                         ========

Occupied %                                            53.6%                            53.6%
Partnership Ownership % in the
  Fund II, III, VI, VII  Joint Venture*               14.9%                            14.9%

Cash distribution to the Fund II-
  Fund III Joint Venture*                          $ 7,022                         $  7,022

Net loss allocated to the Fund II-
  Fund III Joint Venture*                          $  (572)                        $(26,995)


*The Partnership holds a 59.04% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of September 30, 1996, six tenants are occupying approximately 26,549 square feet of space in the retail and office building under leases of varying lengths. Since the property was not developed as of September 30, 1995, no comparative figures are available for the quarter.

As of September 30, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Tucker Property/Fund I - Fund II Tucker Joint Venture
-----------------------------------------------------


                                                Three Months Ended                         Nine Months Ended
                                     ----------------------------------------    ----------------------------------------
                                     September 30, 1996    September 30, 1995    September 30, 1996    September 30, 1995
                                     ------------------   -------------------    -----------------     ------------------

Revenues:
 Rental income                             $262,134              $313,802                $804,135             $957,817
 Interest income                                122                   147                     501                2,596
                                           --------              --------                --------             --------
                                            262,256               313,949                 804,636              960,413
                                           --------              --------                --------             --------
Expenses:
 Depreciation                               105,280                60,007                 313,508              180,020
 Management and leasing expenses             27,454                36,291                  89,838              104,091
 Other operating expenses                   109,108               124,144                 365,608              422,275
                                           --------              --------                --------             --------
                                            241,842               220,442                 768,954              706,386
                                           --------              --------                --------             --------

Net income                                $ 20,414               $ 93,507                $ 35,682             $254,027
                                          ========               ========                ========             ========

Occupied %                                      75%                    89%                     75%                  89%
Partnership Ownership %                      42.52%                 42.52%                  42.52%               42.52%

Cash distribution to the Fund II-
 Fund II-OW Joint Venture*                $ 52,215               $ 71,266                $150,347             $197,189

Net income allocated to the
 Fund II-Fund II-OW
 Joint Venture*                           $  9,168               $ 25,025                $ 16,025             $ 73,911

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

The property was 75% leased, as of September 30, 1996, as compared to 89% leased, as of September 30, 1995, due to three tenants vacating space totaling 9,761 square feet. Although no leases have been signed, every effort is being made to re-lease this space.

Cherokee Property/Fund I, II, II-OW, VI & VII Joint Venture
-----------------------------------------------------------


                                                    Three Months Ended                           Nine Months Ended
                                        -----------------------------------------     -----------------------------------------
                                        September 30, 1996     September 30, 1995     September 30, 1996     September 30, 1995
                                        ------------------     ------------------     ------------------     ------------------
Revenues:
 Rental income                             $219,956               $253,387                  $666,564                $546,904
 Interest income                                 18                     69                        55                     164
                                           --------               --------                  --------                --------
                                            219,974                253,456                   666,619                 547,068
                                           --------               --------                  --------                --------
Expenses:
 Depreciation                               107,607                 72,989                   322,251                 164,233
 Management and leasing expenses             12,101                  9,354                    38,011                  23,823
 Other operating expenses                    38,084                 36,728                   133,588                 118,548
                                           --------               --------                  --------                --------
                                            157,792                119,071                   493,850                 306,604
                                           --------               --------                  --------                --------

Net income                                 $ 62,182               $134,385                  $172,769                $240,464
                                           ========               ========                  ========                ========

Occupied %                                       95%                    95%                       95%                     95%
Partnership Ownership %                        51.7%                  51.1%                     51.7%                   51.1%

Cash distributions to the Fund II-
 Fund II-OW Joint Venture*                 $108,584               $ 88,365                  $312,609                $169,704

Net income allocated to the Fund II-
 Fund II-OW Joint Venture*                 $ 33,928               $ 83,606                  $ 94,265                $157,247

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the three months ended September 30, 1996, as compared to the same period for 1995, due to the receipt in September 1995 of certain excess rents relating to the Kroger expansion which, although completed in November 1994, was billed retroactively and paid in September 1995. The increases in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property decreased for the nine month period ended September 30, 1996, as compared to the same period for 1995, primarily due to the increase in depreciation expenses offset partially by the increase in rental income.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total costs for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092, Wells Fund VI - $953,798, and Wells Fund VII - $953,798.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND II
                                             (Registrant)
Dated:  November 11, 1996              By:  /s/Leo F. Wells, III
                                            --------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc.
                                       the Corporate General Partner