Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND II
filed 1997-08-08
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997            or
                               -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                              ------------------------    --------------------

Commission file number                      0-16518
                       ---------------------------------------------------------

                           Wells Real Estate Fund II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                        58-1678709
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia             30092
-------------------------------------------        --------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

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

Yes     X   No
     ------    --------

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund II
                           -------------------------

                                     INDEX
                                     -----


                                                                       Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets - June 30, 1997
            and December 31, 1996....................................     3

           Statements of Income for the Three Months and Six Months
            Ended June 30, 1997 and 1996.............................     4

           Statements of Partners' Capital for the Year Ended
              December 31, 1996 and the Six Months
              Ended June 30, 1997....................................     5

           Statements of Cash Flows for the Six Months
              Ended June 30, 1997 and 1996...........................     6

           Condensed Notes to Financial Statements...................     7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................................    13


PART II. OTHER INFORMATION...........................................    21

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


          Assets                                 June 30, 1997   December 31, 1996
          ------                                 -------------   -----------------

Investment in joint ventures (Note 2)             $23,978,679       $24,418,757
Cash and cash equivalents                              39,200            62,741
Due from affiliate                                    188,864           127,344
                                                  -----------       -----------

     Total assets                                 $24,206,743       $24,608,842
                                                  ===========       ===========


          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Withholdings and accounts payable                $     5,024       $     5,408
 Partnership distributions payable                      8,786           159,482
                                                  -----------       -----------

     Total liabilities                            $    13,810       $   164,890
                                                  ===========       ===========

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                          24,192,933        24,281,269
  Class B - 30,221 Units                                    0           162,683
                                                  -----------       -----------

     Total partners' capital                       24,192,933        24,443,952
                                                  -----------       -----------

       Total liabilities and partners' capital    $24,206,743       $24,608,842
                                                  ===========       ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                          STATEMENTS OF (LOSS) INCOME

                                         Three Months Ended               Six Months Ended
                                   ------------------------------  ---------------------------------
                                   June 30, 1997    June 30, 1996   June 30, 1997     June 30, 1996
                                   -------------    -------------   -------------     -------------
Revenues:
  Equity in (loss) income of
   joint ventures (Note 2)            $(116,062)      $  86,923        $(251,213)        $ 255,488

  Interest income                           135             128              194               262
                                      ---------       ---------        ---------         ---------
                                       (115,927)         87,051         (251,019)          255,750

Expenses:
  Partnership administration                  0              10                0                90
                                      ---------       ---------        ---------         ---------
  Net (loss) income                   $(115,927)      $  87,041        $(251,019)        $ 255,660
                                      =========       =========        =========         =========

Net (loss) income allocated to
  Class A Limited Partners            $(115,927)      $ 399,100        $ (88,336)        $ 879,627

Net loss allocated to Class
  B Limited Partners                  $       0       $(312,059)       $(162,683)        $(623,967)

Net (loss) income per Class A
  Limited Partner Unit                $   (1.07)      $    3.67        $   (0.82)        $    8.10

Net loss per Class B Limited
  Partner Unit                        $    0.00       $  (10.33)       $   (5.38)        $  (20.65)

Cash distribution per Class A
  Limited Partner Unit                $    0.00       $    4.18        $   (0.00)        $    8.76

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED
                                 JUNE 30, 1997

                                          LIMITED PARTNERS
                                        --------------------
                                      CLASS A               CLASS B            TOTAL
                               ---------------------  --------------------   PARTNERS'
                                UNITS     AMOUNTS     UNITS     AMOUNTS       CAPITAL
                               -------  ------------  ------  ------------  ------------

BALANCE, DECEMBER 31, 1995     108,572  $24,200,488   30,221  $ 1,386,295   $25,586,783

  Net income (loss)                  0    1,335,976        0   (1,223,612)      112,364
  Partnership distributions          0   (1,255,195)       0            0    (1,255,195)
                               -------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1996     108,572  $24,281,269   30,221  $   162,683   $24,443,952

  Net loss                           0  $   (88,336)       0  $  (162,683)  $  (251,019)
                               -------  -----------   ------  -----------   -----------
BALANCE, JUNE 30, 1997         108,572  $24,192,933   30,221  $         0   $24,192,933


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                       ------------------------------
                                                       JUNE 30, 1997   JUNE 30, 1996
                                                       --------------  --------------

Cash flows from operating activities:
 Net (loss) income                                         $(251,019)      $ 255,660
                                                           ---------       ---------
  Adjustments to reconcile net (loss) income to net
   Cash (used in) provided by operating activities:
    Equity in loss (income) of joint venture                 251,213        (255,488)
    Changes in assets and liabilities:
     Withholdings and accounts payable                          (385)         (3,258)
                                                           ---------       ---------
      Total adjustments                                      250,828        (258,746)
                                                           ---------       ---------

      Net cash used in operating activities                     (191)         (3,086)
                                                           ---------       ---------

Cash flows from investing activities:
  Investment in joint venture                               (197,461)              0
  Distribution received from joint venture                   324,806         975,864
                                                           ---------       ---------
                                                             127,345         975,864
Cash flows from financing activities:
  Distributions to partners from accumulated
  earnings                                                  (150,696)       (976,056)
                                                           ---------       ---------

Net (decrease) increase in cash and cash
  equivalents                                                (23,542)         (3,278)

Cash and cash equivalents, beginning of year                  62,741          38,000
                                                           ---------       ---------

Cash and cash equivalents, end of quarter                  $  39,199       $  34,722
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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Joint Venture"); (iii) Fund II-III-VI-VII Associates, a joint venture between the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Joint Venture"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Associates, a joint venture between Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1996 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of June 30, 1997, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

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

     Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied the Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of June 30, 1997, the Partnership had contributed approximately $197,461, Wells Fund II-OW had contributed approximately $11,073 and Wells Fund III had contributed approximately $532,855 to the tenant improvements and outside broker commissions required. The ownership percentages in the Atrium have been adjusted as a result of these additional capital contributions, and as of June 30, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39%.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(3)  Legal Proceedings
     -----------------

     Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Real Estate Fund III, L.P. ("Wells Fund III"), Wells Capital, Inc. and Leo F. Wells, III, who are the general partners of the Partnership and Wells Fund III, in connection with a request by a limited partner in the Partnership and Wells Fund III for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case was styled Gramercy Park Investments L.P. v. Wells
                                     ---------------------------------------
     Real Estate Fund II, Wells Real Estate Fund III, L.P., Wells Capital, Inc.
     --------------------------------------------------------------------------
     and Leo F. Wells, III.  The plaintiff, which is a limited partner in both
     ----------------------
     the Partnership and Wells Fund III, alleged that it was entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund III so that plaintiff could make an offer to purchase up to 4.9% of the partnership units in each fund. The plaintiff sought an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund III, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court would deem just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery to be completed by March 31, 1997. Ultimately, the Court secured an agreement between the plaintiff and defendant, which detailed the conditions and circumstances under which copies of limited partner lists would be made available for use by the plaintiff (via a third-party mailing service, as specified by the agreement) and conditions under which an offer would be made by the plaintiff to the limited partners. The agreement detailed time deadlines for actions by both the defendant and the plaintiff. The time deadline for the actual making of offers to the limited partners was not met by the plaintiff. As a result, the agreement appears to have been violated and is null and void. The list of investor names has been returned to the defendant by the third-party mailing service, and this legal attempt appears to be terminated at this time.

Following are the financial statements for Fund II and II-OW:


                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                  Assets                         June 30, 1997    December 31,1996
                  ------                         -------------    ----------------

Real estate assets, at cost:
  Land                                             $ 1,367,856       $ 1,367,856
  Building and improvements, less accumulated
   depreciation of $2,072,284 in 1997 and
   $1,704,617 in 1996                                5,698,834         5,882,667
                                                   -----------       -----------

    Total real estate assets                         7,066,690         7,250,523
                                                   -----------       -----------

  Investment in joint ventures                      18,101,264        18,369,508
  Cash and cash equivalents                            111,858            35,394
  Due from affiliates                                   82,767            79,835
  Accounts receivable                                   95,504           114,560
  Prepaid expenses and other assets                     71,266            79,538
                                                   -----------       -----------

    Total assets                                   $25,529,349       $25,929,358
                                                   ===========       ===========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
  Partnership distributions payable                $   199,455       $   134,485
  Due to affiliates                                      5,485             5,708
                                                   -----------       -----------

    Total liabilities                                  204,940           140,193
                                                   -----------       -----------

Partners' Capital:
 Wells Real Estate Fund II                          23,978,679        24,418,757
 Wells Real Estate Fund II-OW                        1,345,730         1,370,408
                                                   -----------       -----------

    Total partners' capital                         25,324,409        25,789,165
                                                   -----------       -----------

     Total liabilities and partners' capital       $25,529,349       $25,929,358
                                                   ===========       ===========

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

                                                Three Months Ended               Six Months Ended
                                        -------------------------------    ----------------------------
                                        June 30, 1997     June 30, 1996    June 30, 1997  June 30, 1996
                                        -------------     -------------    -------------  --------------

Revenues:
   Rental income                          $ 114,717           $114,717          $ 229,434       $229,434
   Equity in (loss) income of joint
    ventures                                (89,663)           136,497           (211,275)       344,941

  Interest income                               119                100                221            202
                                          ---------           --------          ---------       --------
                                             25,173            251,314             18,380        574,577
                                          ---------           --------          ---------       --------
Expenses:
  Management and leasing fees                 6,883              6,883             13,766         13,766
  Lease acquisition costs                     4,589              4,588              9,178          9,177
  Operating costs-rental property             3,925              7,486              4,908         11,111
  Depreciation                               91,916             91,916            183,833        183,833
  Legal and accounting                       21,313             25,150             33,958         38,448
  Computer costs                              1,651                622              4,444          1,803
  Partnership administration                 17,467             22,872             33,594         46,623
                                          ---------           --------          ---------       --------
                                            147,744            159,517            283,681        304,761
                                          ---------           --------          ---------       --------

Net (loss) income                         $(122,571)          $ 91,797          $(265,301)      $269,816
                                          =========           ========          =========       ========

Net (loss) income allocated to
   Wells Real Estate Fund II              $(116,062)          $ 86,923          $(251,213)      $255,489

Net (loss) income allocated to Wells
  Real Estate Fund II-OW                  $  (6,508)          $  4,874          $ (14,087)      $ 14,327



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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1997, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 93% occupied, as compared to 92% occupied as of June 30, 1996.

     Equity in (loss) income of joint ventures was $(251,213) for the six months ended June 30, 1997, as compared to $255,488 for the six months ended
     June 30, 1996. The decrease in equity in (loss) income of joint venture revenues for 1997 was due primarily to the vacancy of the Atrium for the first four and one-half months of 1997.

     Administrative expenses of the Partnership which are incurred at the joint venture level, decreased for the six months ended June 30, 1997, compared to the same period of 1996, primarily to a decrease in accounting fees and printing and postage expense.

     The Partnership's net cash used in operating activities decreased for the six months ended June 30, 1997, compared to the same period in 1996, due to the decrease in accounts payable, primarily withholding taxes.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1997 and June 30, 1996 were $386,326 and $975,864 respectively.

     As set forth above, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which is being funded from reserves of the Partnership, Wells Fund II-OW and Wells Fund III, along with cash flow from operations of the properties owned by such partnerships.

     The Partnership made no cash distributions to the Limited Partners holding Class A Units for the second quarter of 1997 as compared to $4.18 per Unit for the second quarter of 1996. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. As set forth above, substantially all cash generated from the operation of properties owned by the Partnership in the first and second quarters of 1997 is being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium. It is anticipated that Limited Partners holding Class A Units may expect cash distributions from the Partnership to commence again at the end of third quarter of 1997.

     As of June 30, 1997, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                       Three Months Ended               Six Months Ended
                                  ------------------------------   ----------------------------
                                  June 30, 1997    June 30, 1996   June 30, 1997  June 30, 1996
                                  -------------    -------------   -------------  --------------

Revenues:
   Rental income                     $114,717         $114,717       $229,434        $229,434

Expenses:
   Depreciation                        91,916           91,916        183,833         183,833
   Management & leasing expenses       11,471           16,060         22,943          22,943
   Other operating expenses             3,925           (1,485)         4,908          11,112
                                     --------         --------       --------        --------
                                      107,312          106,491        211,684         217,888
                                     --------         --------       --------        --------

Net  income                          $  7,405         $  8,226       $ 17,750        $ 11,546
                                     ========         ========       ========        ========

Occupied %                              100.0%           100.0%         100.0%          100.0%

Partnership Ownership %                  94.7%            94.7%          94.7%           94.7%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*           $108,465         $100,181       $214,261        $188,466

Net income allocated to the Fund II-
  Fund II-OW Joint Venture*          $  7,405         $  8,226       $ 17,750        $ 11,546



*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three and six months ended June 30, 1997 and 1996. Operating expenses decreased in the six months ended June 30, 1997, compared to the same period of 1996, due primarily to the decrease in accounting and administrative fees in the first quarter of 1997. Cash generated to the Joint Venture for the three month and six month periods ended June 30, 1997 increased over the same periods of 1996 due primarily to decreased administrative expenses at the property.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                          Three Months Ended             Six Months Ended
                                    ----------------------------    ---------------------------
                                    June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                                    -------------  -------------    -------------  -------------

Revenues:
   Rental income                      $ 189,696       $519,837       $ 189,696       $1,039,673
   Interest income                          100          7,632           2,617           15,318
                                      ---------       --------       ---------       ----------
                                        189,796        527,469         192,313        1,054,991
Expenses:
   Depreciation                         168,643        168,619         337,285          337,097
   Management & leasing expenses         29,010         35,690          29,010           71,380
   Other operating expenses             191,232        147,609         289,199          233,551
                                      ---------       --------       ---------       ----------
                                        388,885        351,918         655,494          642,028
                                      ---------       --------       ---------       ----------

Net (loss) income                     $(199,089)      $175,551       $(463,181)      $  412,963
                                      =========       ========       =========       ==========

Occupied %                                100.0%         100.0%          100.0%           100.0%

Partnership Ownership %                   58.03%          62.1%          58.03%            62.1%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*            $       0       $267,288       $       0       $  560,919

Net (loss) income allocated to the
  Fund II-Fund II-OW Joint
  Venture*                            $(122,042)      $115,162       $(295,286)      $  270,904

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental and interest income decreased for the three and six month periods ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to the lower rental rate being paid by Boeing, the new tenant, and the vacancy of the building for the first four and one-half months of 1997. Operating expenses increased for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to the increased utility, repair, and maintenance expenses being paid with the leasing of the building to Boeing.

For details related to the recent leasing of the Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                           Three Months Ended                Six Months Ended
                                      ----------------------------    ----------------------------
                                      June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                                      -------------  -------------    -------------  -------------

Revenues:
   Rental income                          $56,187       $56,187        $112,731        $112,375
   Equity in income (loss) of joint
     venture                                7,498       (20,990)         18,355         (26,423)
                                          -------       -------        --------        --------
                                           63,685        35,197         131,086          85,952
Expenses:
  Depreciation                             13,503        13,503          27,006          27,006
  Management & leasing expenses             7,284         5,727          14,045          12,695
  Other operating expenses                 13,872        17,387          16,131          35,276
                                          -------       -------        --------        --------
                                           34,659        36,617          57,182          74,977
                                          -------       -------        --------        --------

Net income (loss)                         $29,026       $(1,420)       $ 73,904        $ 10,975
                                          =======       =======        ========        ========

Occupied %                                  100.0%        100.0%          100.0%          100.0%

Partnership Ownership %                     59.04%        59.04%          59.04%          59.04%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*                $43,413       $21,982        $ 90,544        $ 39,118

Net income (loss) allocated to the
  Fund II-Fund II-OW Joint
    Venture*                              $18,097       $  (885)       $ 46,079        $  6,843


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1997, as compared to the same periods of 1996, due to the increased equity in income from the Fund II, III, VI, VII Joint Venture. Operating expenses decreased in 1997 compared to 1996 due primarily to the decrease in property tax reimbursements in 1996.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------

                                           Three Months Ended             Six Months Ended
                                      -----------------------------  -----------------------------
                                      June 30, 1997   June 30, 1996  June 30, 1997  June 30, 1996
                                      -------------   -------------  -------------  --------------

Revenues:
   Rental income                        $135,912        $ 43,754       $296,097       $ 53,175

Expenses:
   Depreciation                           69,982          77,822        136,112         83,942
   Management & leasing expenses          22,483           5,029         43,063          6,080
   Other operating expenses               13,633          28,894         43,940         47,733
                                        --------        --------       --------       --------
                                         106,098         111,745        223,115        137,755
                                        --------        --------       --------       --------

Net income (loss)                       $ 29,814        $(67,991)      $ 72,982       $(84,580)
                                        ========        ========       ========       ========

Occupied %                                  72.7%           20.9%          72.7%          20.9%

Partnership Ownership %                    14.90%          18.14%         14.90%         18.14%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*              $ 25,828        $      0       $ 53,324       $      0

Net income (loss) allocated to the
  Fund II-Fund II-OW Joint
   Venture*                             $  7,498        $(20,990)      $ 18,355       $(26,423)

*The Partnership holds a 59.04% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. Approximately 4,100 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 9,300 square feet.

As of June 30, 1997, ten tenants are occupying approximately 36,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses decreased for the three month period ended June 30, 1997, as compared to June 30, 1996, due to the billing of CAM reimbursements for prior periods in 1997. Increases in revenues, expenses and net income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, are due to increased occupancy at the property.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                           Three Months Ended             Six Months Ended
                                    -----------------------------   ----------------------------
                                    June 30, 1997   June 30, 1996   June 30, 1997  June 30, 1996
                                    -------------   -------------   -------------  -------------

Revenues:
   Rental income                       $267,465       $255,854        $529,331       $542,001
   Interest income                          133            127             262            379
                                       --------       --------        --------       --------
                                        267,598        255,981         529,593        542,380
Expenses:
   Depreciation                         104,097        104,428         201,765        208,228
   Management & leasing expenses         44,142         30,297          64,332         62,384
   Other operating expenses             144,379        140,584         301,787        256,500
                                       --------       --------        --------       --------
                                        292,618        275,309         567,884        527,112
                                       --------       --------        --------       --------

Net (loss) income                      $(25,020)      $(19,328)       $(38,291)      $ 15,268
                                       ========       ========        ========       ========

Occupied %                                 75.0%          75.0%           75.0%          75.0%

Partnership Ownership %                   42.53%         42.52%          42.53%         42.52%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*             $ 25,432       $ 36,458        $ 61,315       $ 98,132

Net (loss) income allocated to the
  Fund II-Fund II-OW Joint
   Venture*                            $(11,237)      $ (8,680)       $(17,197)      $  6,857


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the six months ended June 30, 1997, as compared to the same period in 1996, due primarily to decreased rental income in the first quarter 1997 and billing of a lease cancellation charge and late payment charges in 1996 of approximately $6,200. Operating expenses increased in 1997 over 1996 due to increases in utilities, landscaping, and other repairs and maintenance. Net income of the property decreased in 1997 as compared to 1996 for the reasons noted above.

Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture
---------------------------------------------------------


                                         Three Months Ended             Six Months Ended
                                    -----------------------------  ----------------------------
                                    June 30, 1997   June 30, 1996  June 30, 1997  June 30, 1996
                                    -------------   ------------   -------------  -------------

Revenues:
   Rental income                       $215,973        $223,987       $433,412       $446,608
   Interest income                           19              18             37             37
                                       --------        --------       --------       --------
                                        215,992         224,005        433,449        446,645
Expenses:
   Depreciation                         109,697         107,461        217,222        214,644
   Management & leasing expenses         19,323          13,276         50,864         25,910
   Other operating expenses              40,203          46,632         64,322         95,504
                                       --------        --------       --------       --------
                                        169,223         167,369        332,408        336,058
                                       --------        --------       --------       --------

Net income                             $ 46,769        $ 56,636       $101,041       $110,587
                                       ========        ========       ========       ========

Occupied %                                 92.0%           95.0%          92.0%          95.0%

Partnership Ownership %                   51.70%          51.70%         51.70%         51.70%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*             $ 84,542        $106,822       $184,265       $204,025

Net income allocated to the
  Fund II-Fund II-OW Joint
   Venture*                            $ 25,518        $ 30,901       $ 55,129       $ 60,337

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

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II
                                   (Registrant)
Dated:  August 8, 1997             By: /s/Leo F. Wells, III
                                       --------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc.
                                   the Corporate General Partner