Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND II
filed 1997-11-12
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended      September 30, 1997        or
                              --------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________________ to ___________________________


Commission file number             0-16518
                      ----------------------------------------------------------

                           Wells Real Estate Fund II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1678709
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                 30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
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

Yes   X     No
    -----      -----

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund II
                           -------------------------

                                     INDEX
                                     -----

                                                                               Page No.
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - September 30, 1997
                   and December 31, 1996.............................................3

                  Statements of Income for the Three Months and Nine Months
                   Ended September 30, 1997 and 1996.................................4

                  Statements of Partners' Capital for the Year Ended
                   December 31, 1996 and the Nine Months
                   Ended September 30, 1997..........................................5

                  Statements of Cash Flows for the Nine Months
                   Ended September 30, 1997 and 1996.................................6

                  Condensed Notes to Financial Statements............................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations........................................................12

PART II. OTHER INFORMATION .........................................................20

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                 Assets                                 September 30, 1997         December 31, 1996
                 ------                                 ------------------         -----------------
Investment in joint ventures (Note 2)                    $      23,896,544        $       24,418,757
Cash and cash equivalents                                           35,808                    62,741
Due from affiliate                                                 328,719                   127,344
                                                         -----------------        ------------------

         Total assets                                    $      24,261,071        $       24,608,842
                                                         =================        ==================

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
   Accounts payable                                      $           1,483        $            5,408
   Partnership distributions payable                               337,849                   159,482
                                                         -----------------        ------------------

         Total liabilities                               $         339,332        $          164,890
                                                         =================        ==================

Partners' capital:
   Limited Partners:
     Class A - 108,572 units outstanding                 $      23,921,739        $       24,281,269
     Class B - 30,221 units outstanding                                  0                   162,683
                                                         -----------------        ------------------

         Total partners' capital                         $      23,921,739        $       24,443,952
                                                         -----------------        ------------------

         Total liabilities and partners' capital         $      24,261,071        $       24,608,842
                                                         =================        ==================

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                   Three Months Ended                                Nine Months Ended
                                     -------------------------------------------        ------------------------------------------
                                     September 30, 1997       September 30, 1996        September 30, 1997       September 30,1996
                                     ------------------       ------------------        ------------------       -----------------
Revenues:
     Equity in income (loss) of
           joint ventures (Note 2)          $    57,719              $    59,192              $  (193,494)             $   314,680
     Interest income                                150                      137                      344                      399
                                            -----------              -----------              -----------              -----------
                                                 57,869                   59,329                 (193,150)                 315,079
                                            -----------              -----------              -----------              -----------

Expenses:
     Partnership administration                       0                       90                        0                       90
                                            -----------              -----------              -----------              -----------

Net income (loss)                           $    57,869              $    59,239              $  (193,150)             $   314,989
                                            ===========              ===========              ===========              ===========

Net  income (loss) allocated to
     Class A Limited Partners               $    57,869              $   371,196              $   (30,467)             $ 1,250,823

Net loss allocated to Class
     B Limited Partners                     $         0              $  (311,867)             $  (162,683)             $  (935,834)

Net income (loss) per Class A
     Limited Partner Unit                   $      0.53              $      3.42              $     (0.28)             $     11.52

Net loss per Class B Limited
     Partner Unit                           $      (0.0)             $    (10.32)             $     (5.38)             $    (30.97)

Cash distribution per Class A
     Limited Partner Unit                   $      3.03              $      1.41              $      3.03              $     10.17


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
                              SEPTEMBER 30, 1997

                                                           Limited Partners
                                       --------------------------------------------------------
                                                Class A                          Class B                  Total
                                       -----------------------           ----------------------          Partners'
                                       Units           Amounts           Units          Amounts          Capital
                                       -----           -------           -----          -------          -------
BALANCE, December 31, 1995             108,572     $  24,200,488          30,221     $   1,386,295    $ 25,586,783

   Net income (loss)                         0         1,335,976               0        (1,223,612)        112,364
   Partnership distributions                 0        (1,255,195)              0                 0      (1,255,195)
                                   -----------     --------------     ----------     -------------    -------------
BALANCE, December 31, 1996             108,572     $  24,281,269          30,221     $     162,683    $ 24,443,952

   Net income                                0     $     (30,467)              0          (162,683)   $   (193,150)
   Partnership distributions                 0          (329,063)              0                 0        (329,063)
                                   -----------     --------------     ----------     -------------    -------------
BALANCE, September 30, 1997            108,572     $  23,921,739          30,221     $           0    $ 23,921,739
                                   ===========     =============      ==========     =============    ============

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                   September 30, 1997         September 30, 1996
                                                                   ------------------         ------------------
Cash flows from operating activities:
  Net (loss) income                                               $         (193,150)        $          314,989
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Equity in income (loss) of joint ventures                              193,494                   (314,680)
      Changes in assets and liabilities:
        Withholdings and accounts payable                                     (3,925)                    (1,987)
                                                                  -------------------        -------------------
        Total adjustments                                                    189,569                   (316,667)
                                                                  ------------------         -------------------
          Net cash used in operating activities                               (3,581)                    (1,678)
                                                                  -------------------        -------------------

Cash flow from investing activities:
  Investment in joint ventures                                              (387,752)                         0
  Distributions received from joint ventures                                 515,096                  1,430,449
                                                                  ------------------         ------------------
          Net cash provided by (used in)
            investing activities                                             127,344                  1,430,449

Cash flow from financing activities:
  Partnership distribution paid                                             (150,696)                (1,430,236)
                                                                  ------------------         -------------------

Net decrease in cash and cash equivalents                                    (26,933)                    (1,465)

Cash and cash equivalents, beginning of year                                  62,741                     38,000
                                                                  ------------------         ------------------

Cash and cash equivalents, end of period                          $           35,808         $           36,535
                                                                  ==================         ==================

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
         -------

     Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as General Partners. The Partnership was formed on September 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. (the "Fund II-Fund III Joint Venture"); (iii) Fund II-III-VI-VII Associates, a joint venture among the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund II, III, VI, VII Joint Venture"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Associates, a joint venture among Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund I, II, II-OW, VI, VII Joint Venture"). Please refer to the Partnership's Form 10-K for the year ended December 31, 1996 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at

     Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

     (b) Basis of Presentation
     -------------------------

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of September 30, 1997 through its ownership of the joint ventures described above. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of September 30, 1997, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

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

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium Building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined based upon then current market rates. Upon 150 day prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. If this no-cause cancellation is exercised, Boeing would be required to pay unamortized, up-front tenant improvement costs. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

     Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of September 30, 1997, the Partnership had contributed approximately $387,752, Wells Fund II-OW had contributed approximately $21,744 and Wells Fund III had contributed approximately $659,810 to the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of September 30, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39% in the Fund II - Fund III Joint Venture.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

Following are the financial statements for Fund II and II-OW:

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                                BALANCE SHEETS

                            Assets                                  September 30, 1997         December 31, 1996
                            ------                                  ------------------         -----------------
Real estate, at cost:
   Land                                                              $       1,367,856        $        1,367,856
   Building and improvements, less accumulated
   depreciation of $2,164,201 in 1997 and
   $1,888,451 in 1996                                                        5,606,917                 5,882,667
                                                                     -----------------        ------------------

         Total real estate assets                                            6,974,773                 7,250,523
                                                                     -----------------        ------------------

Investment in joint ventures                                                18,118,262                18,369,508
Cash and cash equivalents                                                      154,142                    35,394
Due from affiliates                                                            185,086                    79,835
Accounts receivable                                                             89,856                   114,560
Prepaid expenses and other assets                                               67,819                    79,538
                                                                     -----------------        ------------------

         Total assets                                                $      25,589,938        $       25,929,358
                                                                     =================        ==================

               Liabilities and Partners' Capital
               ---------------------------------
Liabilities:
   Partnership distributions payable                                 $         347,153        $          134,485
   Due to affiliates                                                             5,117                     5,708
                                                                     -----------------        ------------------

         Total liabilities                                                     352,270                   140,193
                                                                     -----------------        ------------------

Partners' capital:
   Wells Real Estate Fund II                                                23,896,544                24,418,757
   Wells Real Estate Fund II-OW                                              1,341,124                 1,370,408
                                                                     -----------------        ------------------

         Total partners' capital                                            25,237,668                25,789,165
                                                                     -----------------        ------------------

         Total liabilities and partners' capital                     $      25,589,938        $       25,929,358
                                                                     =================        ==================

           See accompanying condensed notes to financial statements.

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                          STATEMENTS OF (LOSS) INCOME

                                                   Three Months Ended                           Nine Months Ended
                                          ------------------     ------------------      ------------------      ------------------
                                          September 30, 1997     September 30, 1996      September 30, 1997       September 30,1996
                                          ------------------     ------------------      ------------------       -----------------
Revenues:
     Rental income                            $ 114,716              $ 114,716               $ 344,150               $ 344,150
     Equity in income (loss) of
           joint ventures                        71,743                 71,304                (139,532)                416,245
     Interest income                                118                    106                     339                     308
                                              ---------              ---------               ---------               ---------
                                                186,577                186,126                 204,957                 760,703
                                              ---------              ---------               ---------               ---------

Expenses:
     Management and leasing
        fees                                      6,883                  6,883                  20,649                  20,649
     Lease acquisition costs                      4,588                  4,589                  13,766                  13,766
     Operating costs - rental
        property                                  3,733                  4,935                   8,641                  16,046
     Depreciation                                91,917                 91,917                 275,750                 275,750
     Legal and Accounting                         5,075                    678                  39,033                  39,126
     Computer costs                               3,052                  1,404                   7,496                   3,207
     Partnership administration                  10,373                 13,209                  43,967                  59,832
                                              ---------              ---------               ---------               ---------
                                                125,621                123,615                 409,302                 428,376
                                              ---------              ---------               ---------               ---------
Net income (loss)                             $  60,956              $  62,511               $(204,345)              $ 332,327
                                              =========              =========               =========               =========

Net income allocated to Wells
     Real Estate Fund II                      $  57,719              $  59,191               $(193,494)              $ 314,680

Net  income allocated to Wells
     Real Estate Fund II-OW                   $   3,237              $   3,320               $ (10,851)              $  17,647


           See accompanying condensed notes to financial statements.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1997, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 94% occupied, as compared to 63% occupied as of September 30, 1996.

     Equity in (loss) income of joint ventures was $(193,494) for the nine months ended September 30, 1997, as compared to $314,680 for the nine months ended September 30, 1996. The equity loss of joint venture revenues for 1997 was due primarily to the vacancy of The Atrium for the first four and one-half months of 1997.

     Administrative expenses of the Partnership which are incurred at the joint venture level, decreased for the nine months ended September 30, 1997, compared to the same period of 1996, primarily to a decrease in accounting fees, computer costs and printing and postage expense.

     The Partnership's net cash used in operating activities increased for the nine months ended September 30, 1997, compared to the same period in 1996, due to the decrease in accounts payable, primarily withholding taxes. Cash flow from investing activities decreased from $1,430,449 in 1996 to $127,344 in 1997, due to the investment of the distributions from the joint ventures for the tenant improvements and outside broker commissions related to the new tenant at The Atrium. Cash flow from financing activities decreased from $1,435,236 in 1996 to $150,696 in 1997, due primarily to the vacancy of The Atrium. As a result of the above, cash and cash equivalents have remained fairly stable from 1996 to 1997.

     As set forth above, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which was funded from reserves of the Partnership, Wells Fund II-OW and Wells Fund III, along with cash flow from operations of the properties owned by such partnerships.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the third quarter of 1997 in the amount of $3.03 as compared to $1.41 per Unit for the third quarter of 1996. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. As set forth above, substantially all cash generated from the operation of properties owned by the Partnership in the first and second quarters of 1997 was being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium.

     The Partnership's distributions paid and payable through the third quarter of 1997 have been paid from net cash from operations and from distributions received from its investments in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. The Partnership expects to meet liquidity requirements and budget demands through cash flows.

     The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operations of its properties or the properties in which it owns a joint venture interest that will result in the Partnership's liquidity increasing or decreasing in any material way.

     As of September 30, 1997, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                               Three Months Ended                          Nine Months Ended
                                    ----------------------------------------    ----------------------------------------
                                    September 30, 1997    September 30, 1996    September 30, 1997    September 30, 1996
                                    ------------------    ------------------    ------------------    ------------------
Revenues:
  Rental income                          $114,716              $114,716              $344,150              $344,150

Expenses:
  Depreciation                             91,917                91,917               275,750               275,750
  Management and leasing
    expenses                               11,472                11,472                34,415                34,415
  Other operating expenses                  3,733                 4,934                 8,641                16,046
                                         --------              --------              --------              --------
                                          107,122               108,323               318,806               326,211
                                         --------              --------              --------              --------

Net income                               $  7,594              $  6,393              $ 25,344              $ 17,939
                                         ========              ========              ========              ========

Occupied %                                    100%                  100%                  100%                  100%

Partnership's Ownership %                    94.7%                 94.7%                 94.7%                 94.7%

Cash generated to the Fund II-
  Fund II-OW Joint Venture*              $111,335              $101,844              $325,596              $290,310

Net income allocated to the
  Fund II - Fund II-OW
    Joint Venture*                       $  7,594              $  6,393              $ 25,344              $ 17,939

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three and nine months ended September 30, 1997 and 1996. Operating expenses decreased in the nine months ended September 30, 1997, compared to the same period of 1996, due primarily to the decrease in accounting and administrative fees in the first quarter of 1997. Cash generated to the Joint Venture for the three month and nine month periods ended September 30, 1997 increased over the same periods of 1996 due primarily to decreased administrative expenses at the property.

Boeing at The Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                 Three Months Ended                                   Nine Months Ended
                                    --------------------------------------------        --------------------------------------------
                                    September 30, 1997        September 30, 1996        September 30, 1997        September 30, 1996
                                    ------------------        ------------------        ------------------        ------------------
Revenues:
  Rental income                         $   367,536               $     8,909               $   557,232               $ 1,048,582
  Interest income                                 0                     6,091                     2,617                    21,409
  Other income                                8,438                         0                     8,438                         0
                                        -----------               -----------               -----------               -----------
                                            375,974                    15,000                   568,287                 1,069,991
                                        -----------               -----------               -----------               -----------

Expenses:
  Depreciation                              216,666                   168,691                   553,951                   505,788
  Management and leasing
    expenses                                 41,283                         0                    70,293                    71,380
  Other operating expenses                  183,894                  (176,240)                  473,093                    57,310
                                        -----------               -----------               -----------               -----------
                                            441,843                    (7,549)                1,097,337                   634,478
                                        -----------               -----------               -----------               -----------

Net (loss) income                       $   (65,869)              $    22,549               $  (529,050)              $   435,513
                                        ===========               ===========               ===========               ===========

Occupied %                                      100%                        0%                      100%                        0%

Partnership's Ownership %                     58.03%                     62.1%                    58.03%                     62.1%

Cash distributions to the
  Fund II - Fund II-OW
  Joint Venture*                        $    31,891               $         0               $    31,891               $   472,173

Net (loss) income allocated
  to the Fund II - II-OW
  Joint Venture*                        $   (40,378)              $    14,792               $  (335,664)              $   285,696

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental and interest income decreased for the three and nine month periods ended September 30, 1997, compared to the three and nine months ended September 30, 1996, due to the lower rental rate being paid by Boeing, the new tenant, and the vacancy of the building for the first four and one-half months of 1997. Rental income increased for the three month period ended September 30, 1997, compared to the three months ended September 30, 1996, due primarily to the vacancy of The Atrium in 1996. Other income increased for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, due to a one-time adjustment for unused credits on the original build out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Operating expenses increased for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, due to the increased utility, repair, and maintenance expenses being paid with the leasing of the building to Boeing.

For details related to the recent leasing of The Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                               Three Months Ended                             Nine Months Ended
                                   -----------------------------------------      -----------------------------------------
                                   September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                                   ------------------     ------------------      ------------------     ------------------
Revenues:
   Rental income                        $  56,188              $  56,797               $ 168,919              $ 169,172
   Equity income (loss) of
     joint venture                          5,606                   (573)                 23,961                (26,996)
                                        ---------              ---------               ---------              ---------
                                           61,794                 56,224                 192,880                142,176
                                        ---------              ---------               ---------              ---------

Expenses:
   Depreciation                            13,503                 13,503                  40,509                 40,509
   Management and leasing
     expenses                               7,032                  7,483                  21,077                 20,178
   Other operating expenses                 1,656                 13,665                  17,787                 48,941
                                        ---------              ---------               ---------              ---------
                                           22,191                 34,651                  79,373                109,628
                                        ---------              ---------               ---------              ---------

Net income                              $  39,603              $  21,573               $ 113,507              $  32,548
                                        =========              =========               =========              =========

Occupied %                                    100%                   100%                    100%                   100%

Partnership's Ownership %                   59.04%                 59.04%                  59.04%                 59.04%

Cash distributions  to the
   Fund II - Fund II-OW
   Joint Venture*                       $  48,974              $  26,840               $ 139,518              $  65,958

Net income allocated to the
   Fund II - Fund II-OW
   Joint Venture*                       $  24,693              $  13,451               $  70,772              $  20,294

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable, total revenues increased for the three and nine month periods ended September 30, 1997, as compared to the same periods of 1996, due to the increased equity in income from the Fund II, III, VI, VII Joint Venture. Equity in income from the joint venture increased primarily due to the increased occupancy level at 880 Holcomb Bridge Road. Operating expenses decreased in 1997 compared to 1996 due primarily to a decrease in property tax reimbursements in 1996.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------

                                                  Three Months Ended                 Nine Months Ended      Six Months Ended
                                      -----------------------------------------      ------------------     ------------------
                                      September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                                      ------------------     ------------------      ------------------     ------------------
Revenues:
   Rental income                          $ 181,877              $  82,869               $ 477,974              $ 136,044

Expenses:
   Depreciation                              84,509                 54,939                 220,621                138,881
   Management and leasing
     expenses                                26,156                  8,530                  69,219                 14,610
   Other operating expenses                  48,870                 22,279                  92,810                 70,012
                                          ---------              ---------               ---------              ---------
                                            159,535                 85,748                 382,650                223,503
                                          ---------              ---------               ---------              ---------

Net income (loss)                         $  22,342              $  (2,879)              $  95,324              $ (87,459)
                                          =========              =========               =========              =========

Occupied %                                     87.1%                  53.6%                   87.1%                  53.6%

Partnership's Ownership %
   in the Fund II-III-VI-VII
   Joint Venture                               14.8%                  14.9%                   14.8%                  14.9%

Cash distribution to the
   Fund II-Fund III Joint
   Venture*                               $  23,826              $   7,022               $  77,150              $   7,022

Net income  (loss) allocated to
   the Fund II-Fund III Joint
   Venture*                               $   5,606              $    (572)              $  23,961              $ (26,995)

*The Partnership holds a 59.04% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. Approximately 3,500 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 2,900 square feet.

As of September 30, 1997, thirteen tenants are occupying approximately 43,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses increased for the three month period ended September 30, 1997, as compared to September 30, 1996, due to increased occupancy at the property. Increases in revenues, expenses and net income for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, are due to increased occupancy at the property.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                              Three Months Ended                           Nine Months Ended
                                   ----------------------------------------    ----------------------------------------
                                   September 30, 1997    September 30, 1996    September 30, 1997    September 30, 1996
                                   ------------------    ------------------    ------------------    ------------------
Revenues:
   Rental income                        $267,363              $262,134              $796,694              $804,135
   Interest income                           762                   122                 1,024                   501
   Other income                           83,027                     0                83,027                     0
                                        --------              --------              --------              --------
                                         351,152               262,256               880,745               804,636
                                        --------              --------              --------              --------

Expenses:
   Depreciation                          106,541               105,280               308,306               313,508
   Management and leasing
     expenses                             22,723                27,454                87,055                89,838
   Other operating expenses               98,732               109,108               400,520               365,608
                                        --------              --------              --------              --------
                                         227,996               241,842               795,881               768,954
                                        --------              --------              --------              --------

Net income                              $123,156              $ 20,414              $ 84,864              $ 35,682
                                        ========              ========              ========              ========

Occupied %                                    77%                   75%                   77%                   75%

Partnership's Ownership %                  44.91%                44.91%                44.91%                44.91%

Cash distributions  to the
   Fund II - Fund II-OW                 $ 61,037              $ 52,215              $122,352              $150,347
   Joint Venture*

Net income allocated to the
   Fund II - Fund II-OW
   Joint Venture*                       $ 55,309              $  9,168              $ 38,113              $ 16,025

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to decreased rental income in the first quarter 1997 and billing of a lease cancellation charge and late payment charges in 1996 of approximately $6,200. Operating expenses increased in 1997 over 1996 due to increases in landscaping and other repairs and maintenance. Other income in 1997 represents insurance payments on the 1996 fire damage. Net income of the property increased in 1997 as compared to 1996 for the reasons noted above.

Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture
---------------------------------------------------------

                                               Three Months Ended                           Nine Months Ended
                                   ----------------------------------------    ----------------------------------------
                                   September 30, 1997    September 30, 1996    September 30, 1997    September 30, 1996
                                   ------------------    ------------------    ------------------    ------------------
Revenues:
   Rental income                        $215,367              $219,956              $648,779              $666,564
   Interest income                            10                    18                    47                    55
                                        --------              --------              --------              --------
                                         215,377               219,974               648,826               666,619

Expenses:
   Depreciation                          110,037               107,607               327,259               322,251
   Management and leasing
     expenses                              7,017                12,101                57,881                38,011
   Other operating expenses               39,455                38,084               103,777               133,588
                                        --------              --------              --------              --------
                                         156,509               157,792               488,917               493,850
                                        --------              --------              --------              --------

Net income                              $ 58,868              $ 62,182              $159,909              $172,769
                                        ========              ========              ========              ========

Occupied %                                    93%                   95%                   93%                   95%

Partnership's Ownership %                   54.6%                 54.6%                 54.6%                 54.6%

Cash distribution to the
   Fund II - Fund II-OW
   Joint Venture*                       $ 43,183              $108,584              $227,448              $312,609

Net income allocated to the
   Fund II - Fund II-OW
   Joint Venture*                       $ 32,119              $ 33,928              $ 87,248              $ 94,265

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased in 1997, as compared to 1996 levels, due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased primarily due to a timing difference in billings to tenants for property taxes.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b). No reports on Form 8-K were filed during the third quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND II
                                       (Registrant)
Dated: November 10, 1997               By: /s/Leo F. Wells, III
                                           --------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc.
                                       the Corporate General Partner