Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND II
filed 1998-03-26
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1997               or
                         -------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               ------------------------  -----------------------

Commission file number        0-16518
                       ---------------------------------------------------------

                        Wells Real Estate Fund II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                       58-1678709
------------------------------         ----------------------------------------
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia            30092
------------------------------------------       -------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class      Name of exchange on which registered
           NONE                                NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Unit
--------------------------------------------------------------------------------
                               (Title of Class)

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

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:
     Not Applicable
------------------------

                                     PART I


ITEM  1.   BUSINESS
--------  ---------

GENERAL
-------

Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a non-public Georgia limited partnership, as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partner and Affiliates" - for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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


ITEM 2.                                PROPERTIES
---------                              ----------

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1997, these properties were 96.00% occupied, up from 63.69% at December 31, 1996, and from 95.87% at December 31, 1995, down from 97.34% at December 31, 1994, and up from 66.90% at December 31, 1993.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                            Partnership's              Percentage of
                                                              Share of                     of Total
                                             Annualized      Annualized                   Annualized
  Year of       Number of                    Gross Base      Gross Base    Percentage     Gross Base
 Lease           Leases       Square Feet     Rent (1)         Rent         of Total         Rent
 Expiration     Expiring       Expiring       Expiring        Expiring     Square Feet     Expiring
------------------------------------------------------------------------------------------------------
  1998            11            17,020          215,398         95,791        5.02%          4.94%
  1999            19            32,735          494,427        202,656        9.65%         11.35%
  2000            10            30,047          463,229        163,610        8.86%         10.63%
  2001(2)          7            84,116          685,695        474,225       24.79%         15.74%
  2002(3)         14           165,802        2,329,398        190,834       48.87%         53.46%
  2003             0                 0                0              0        0.00%          0.00%
  2004             0                 0                0              0        0.00%          0.00%
  2005             0                 0                0              0        0.00%          0.00%
  2006             1             5,935          122,294         52,012        1.75%          2.81%
  2007             1             3,600           46,793         24,173        1.06%          1.07%
------------------------------------------------------------------------------------------------------
                  63           339,255       $4,357,234     $1,203,301      100.00%        100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of First Union Bank with 70,752 square feet at the Charlotte project.

(3)  Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

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

On May 1, 1994, First Union Bank assumed occupancy of the Charlotte Property under a lease which expires April 30, 2001. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million on tenant improvements at the Charlotte Property, a lower rental rate was accepted for the first five years of the lease term.

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

The occupancy rates at the Charlotte Property as of December 31 were 100% in 1997, 1996, 1995, 1994, and 0% in 1993.

The average effective annual rental per square foot at the Charlotte Property was $6.49 for 1997, $6.51 for 1996, $5.83 for 1995, $3.88 for 1994, and $28.12
for 1993. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

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

The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1997, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996, and upon which date Lockheed vacated the property.

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

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of December 31, 1997, the Partnership had contributed approximately $387,752, Wells Fund II-OW had contributed approximately $21,744, Wells Fund III had contributed approximately $659,810, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of December 31, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest in The Atrium of approximately 39% in the project.

THE BROOKWOOD GRILL PROPERTY/FUND II - FUND III JOINT VENTURE
-------------------------------------------------------------

On January 31, 1990, the Fund II-Fund II-OW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property"). The Fund II - Fund II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II-Fund II-OW Joint Venture contributed approximately 1.5 acres of the Holcomb Bridge Road Property (the "Brookwood Grill Property"), along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-Fund III Joint Venture. As of September 20, 1991, the Fund II-Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Grill Property.

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This Roswell site, which opened early in March 1992, is the second location in the Atlanta area for what is anticipated as a southeastern chain of restaurants similar in concept to Houston's, Ruby Tuesday, and Friday's. This chain is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase over the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 1997, 1996, 1995, 1994, and 1993. The average effective rental per square foot at the Brookwood Grill is $30.26 for 1997, $30.29 for 1996, $30.21 for 1995, 1994 and 1993.

As of December 31, 1997, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and Wells Fund III holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property was contributed to a new joint venture, Fund II, III, VI, and VII Associates by Fund II-Fund III Joint Venture. This property is described below.

HOLCOMB BRIDGE ROAD PROPERTY/FUND II, III, VI AND VII ASSOCIATES
----------------------------------------------------------------

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fourteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1997, for an occupancy rate of 94%. The average effective annual rental was $13.71 for 1997 and $9.87 per square foot for 1996.

As of December 31, 1997, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,335,121 for an equity interest of approximately 48.9%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is anticipated that the remaining cost of approximately

$66,000 will be funded from reserves of Wells Fund VI and Wells Fund VII. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

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

On August 1, 1995, Wells Fund I and the Fund II-Fund-II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture owning the Tucker Property was changed back to "Fund I and Fund II Tucker", and is therefore no longer merged with the Cherokee Joint Venture. The Partnership's percentage interest in the Tucker Project remained unchanged as a result of the transaction.

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1997, Wells Fund I had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 1997, Wells Fund I had an approximately 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of December 31, 1997, the Tucker Property was 85% occupied by 35 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property at year end was 85% in 1997, 77% in 1996, 83% in 1995, 96% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Tucker Property was $11.08 for 1997, $13.78 for 1996, $12.61 for 1995, $12.63 for 1994, and $11.37
for 1993.

CHEROKEE PROPERTY/FUND I, II, II-OW, VI, VII JOINT VENTURE
----------------------------------------------------------

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,736 net leasable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund I and Wells Fund II-Fund II-OW Joint Venture. On January 1, 1991, the Cherokee Joint Venture merged with the Tucker Joint Venture to form the Tucker-Cherokee Joint Venture. As described above, the Tucker Joint Venture was also a joint venture between the Wells Fund I and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Fund II Fund II-OW Joint Venture's percentage interest in the Cherokee Property remained unchanged as a result of the merger of the Cherokee Joint Venture into the Tucker-Cherokee Joint Venture.

On August 1, 1995, the Fund II-Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI, VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner, of the Partnership, as its sole general partner. The investment objectives of Wells Fund I, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

As of December 31, 1997, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1997, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1997, the Cherokee Property was approximately 94% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property at year end was 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Cherokee Property was $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, and $6.47 for
1993.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Litigation was instituted in the Superior Court of Gwinnett County, Georgia on January 13, 1997 against the Partnership, Wells Real Estate Fund III, L.P. ("Wells Fund III"), Wells Capital, Inc. and Leo F. Wells, III, who are the general partners of the Partnership and Wells Fund III, in connection with a request by a limited partner in the Partnership and Wells Fund III for a list of the names, addresses and ownership interests of the limited partners which to date the defendants have refused to furnish to the plaintiff. The case is styled Gramercy Park Investments L.P. v. Wells Real Estate Fund II, Wells Real
       -----------------------------------------------------------------------
Estate Fund III, L.P., Wells Capital, Inc. and Leo F. Wells, III.  The
-----------------------------------------------------------------
plaintiff, which is a limited partner in both the Partnership and Wells Fund III, alleged that it was entitled to copies of the limited partner lists under applicable provisions of Georgia partnership law and the partnership agreements of the Partnership and Wells Fund III so that plaintiff could make an offer to purchase up to 4.9% of the partnership units in each fund. The plaintiff sought an order directing the defendants to furnish to the plaintiff a current list of the names, addresses and ownership interests of the limited partners in the Partnership and Wells Fund III, as well as an award of certain damages, including its costs and attorneys' fees and such other relief as the court would deem just and proper. On February 26, 1997, the Court denied the plaintiff's request for an immediate order requiring defendants to furnish the lists to the plaintiff and instead ordered expedited discovery to be completed by March 31, 1997. Ultimately, the Court secured an agreement between the plaintiff and defendant, which detailed the conditions and circumstances under which copies of limited partner lists would be made available for use by the plaintiff (via a third-party mailing service, as specified by the agreement) and conditions under which an offer would be made by the plaintiff to the limited partners. The agreement detailed time deadlines for actions by both the defendant and the plaintiff. The time deadline for the actual making of offers to the limited partners was not met by the plaintiff. The list of investor names has been returned to the defendant by the third-party mailing service, and this legal proceeding appears to be terminated at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of the Limited Partners during 1997.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
-------  ------------------------------------------------------------------

As of February 28, 1997, the Partnership had 108,572 outstanding Class A Units held by a total of 3,524 Limited Partners and 30,221 outstanding Class B Units held by a total of 695 Limited Partners. The total number of Limited Partners has decreased due to repurchase of units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners estimated the investment value of properties held by the Partnership as of December 31, 1997 to be $188.82 per unit based on market conditions existing in early December, 1997. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation or any distinction between different Classes of Partnership Units.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                                            Per Class A        Per Class A        Per Class B
                                                               Unit               Unit               Unit
Distribution for                   Total Cash               Investment         Return of          Return of         General
Quarter  Ended                     Distributed                Income            Capital            Capital          Partner
----------------------------------------------------------------------------------------------------------------------------------
March 31, 1996                      $497,059                   $4.57              $0.00              $0.00          $  0.00
June 30, 1996                       $454,706                   $4.19              $0.00              $0.00          $  0.00
September 30, 1996                  $152,680                   $1.41              $0.00              $0.00          $  0.00
December 31, 1996                   $150,750                   $1.39              $0.00              $0.00          $  0.00
March 31, 1997                      $      0                   $0.00              $0.00              $0.00          $  0.00
June 30, 1997                       $      0                   $0.00              $0.00              $0.00          $  0.00
September 30, 1997                  $329,063                   $3.03              $0.00              $0.00          $  0.00
December 31, 1997                   $323,062                   $0.54              $2.44              $0.00          $  0.00

The fourth quarter distributions were accrued for accounting purposes in 1997 and were not actually paid until February 1998.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993:

                              1997               1996         1995           1994         1993
------------------------------------------------------------------------------------------------------
Total Assets               23,795,430        $24,608,842   $26,078,445   $27,004,981   $27,906,164
Total (Loss) Revenues        (331,376)           112,454     1,011,995       505,921     1,983,268
Net (Loss) Income            (331,376)           112,364     1,011,745       505,921     1,983,268
Net Income allocated to
 General Partners                   0                  0             0             0             0
Net (Loss) Income
 allocated to Class
 A Limited Partners          (168,693)         1,335,976     1,922,246     1,275,951     2,586,995
Net Loss
 allocated to Class
 B Limited Partners          (162,683)        (1,223,612)     (910,501)     (770,030)     (603,727)
Net (Loss) Income
 per Class A Limited
 Partner Unit                   (1.55)             12.30         17.71         11.75         23.83
Net Loss
 per Class B Limited
 Partner Unit                   (5.38)            (40.49)       (30.13)       (25.48)       (19.98)
Cash Distribution
 per Class A
 Limited Partner Unit            6.01              11.56         17.34         14.03         18.82
Cash Distribution
 per Class B Limited
 Partner Unit                       0                  0             0             0             0

Cash distributions per unit were comprised of $3.57 paid from net cash from operations and $2.44 paid from capital.

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


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------


General
-------

As of December 31, 1997, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 96% occupied compared to 64% in 1996, and 96% in 1995.
The decrease in the leased percentages for 1996 compared to 1995 and 1997 is due to the vacancy of the Atrium for the last six months of 1996.

Gross revenues of the Partnership were $(331,376) for the year ended December 31, 1997 as compared to $112,454 for the year ended December 31, 1996, and $1,011,995 for the fiscal year ended December 31, 1995. The decrease in gross revenues for the fiscal year 1997 from fiscal year 1996 is due primarily to the vacancy of the Atrium for the first four and a half months of 1997 and the lower rental rate being paid by Boeing Company, the new tenant. The decrease in gross revenues for fiscal year 1996 from fiscal year 1995 is due primarily to the vacancy of the Atrium for the last six months of 1996.

Administrative expenses of the Partnership are incurred at the joint venture level. Depreciation expense increased from 1995 to 1996 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which became effective October 1, 1995. For further discussion of depreciation expenses, please refer to the notes to the accompanying financial statements.

Partnership distributions paid during the fiscal year ended December 31, 1997, totaled $652,125 as compared to $1,255,195 paid during the fiscal year ended December 31, 1996, and $1,882,302 during the fiscal year ended December 31, 1995. The decrease in partnership distributions paid for fiscal year 1997 compared to 1996 was primarily due to the contribution of funds during the first two quarters of 1997 to fund tenant improvements and leasing commissions at the Atrium. The decrease in partnership distributions paid for fiscal year 1996 as compared to fiscal years 1995 was primarily due to the vacancy of the Atrium in the last six months of 1996.

The Partnership made cash distributions to Limited Partners holding Class A Units of $6.01 per Unit for fiscal year ended December 31, 1997, $11.56 per Unit for fiscal year ended December 31, 1996, and $17.34 per Unit for fiscal year ended December 31, 1995. The Partnership made no cash distributions to Limited Partners holding Class B Units for fiscal year ended 1997, 1996, or 1995.

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

PROPERTY OPERATIONS
-------------------

As of December 31, 1997, the Partnership's percentage ownership in properties was as follows: 94.7% in the Charlotte Property, 58.03% in The Atrium, 59% in the Brookwood Grill Property, 14.3% in the Holcomb Bridge Property, 42.5% in the Tucker Property, and 51.7% in the Cherokee Property.

As of December 31, 1997, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint Venture:

First Union at Charlotte Property/Fund II and II-OW Joint Venture
-----------------------------------------------------------------

                               For the Year Ended December 31
                              -------------------------------
                                1997       1996       1995
                              --------   --------   --------
Revenues:
 Rental Income                $458,867   $460,920   $458,867
                              --------   --------   --------
Expenses:
 Depreciation                  367,667    367,667    235,794
 Management and
  leasing expenses              27,532     27,532     27,532
 Other operating expenses       30,636     36,864     39,203
                              --------   --------   --------
                               425,835    432,063    302,529
                              --------   --------   --------

Net income                    $ 33,032   $ 28,857   $156,338
                              ========   ========   ========

Occupied %                      100.00%    100.00%    100.00%
Partnership Ownership %          94.70%     94.70%     94.70%
Cash generated to the
 Fund II-Fund II-OW
 Joint Venture*               $437,023   $396,681   $364,325

Net income allocated
 to the Fund II-Fund II-OW
 Joint Venture*               $ 33,032   $ 28,857   $156,338

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture. For more detailed financial information regarding the historical operations of the First Union at Charlotte Property, refer to the Financial Statements, as of December 31, 1997, 1996 and 1995, regarding the First Union at Charlotte Property commencing on Page F-43 of this Annual Report on Form 10-K.

Rental income remained stable for 1997, 1996 and 1995 except for an adjustment to straight line rent in 1996. Net income increased in 1997 compared to 1996 as a result of a decrease in operating expenses, primarily accounting fees and administrative costs. Depreciation expenses increased in 1997 and 1996 compared to 1995 due to the change in estimated useful lives which was made beginning in fourth quarter of 1995. Other operating expenses decreased slightly from 1995 to 1996 due primarily to a decrease in architectural fees. Net income decreased in 1997 and 1996 compared to 1995 due to the increase in depreciation expenses discussed above. The lease with First Union is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II-Fund III Joint Venture
-----------------------------------------

                               For the Year Ended December 31
                             -----------------------------------
                                1997        1996         1995
                             ---------   ----------   ----------
 Rental Income               $ 924,769   $1,048,583   $2,079,345
 Interest Income                 2,617       24,188       29,965
 Other Income                    8,638            0            0
                             ---------   ----------   ----------
                               936,024    1,072,771    2,109,310
Expenses:
 Depreciation                  795,829      674,479      517,507
 Management and
  leasing expenses             111,576       71,381      142,761
 Other operating expenses      841,456      158,405      451,362
                             ---------   ----------   ----------
                             1,748,861      904,265    1,111,630
                             ---------   ----------   ----------

Net (loss) income            $(812,837)  $  168,506   $  997,680
                             =========   ==========   ==========

Occupied %                      100.00%        0.00%      100.00%
Partnership Ownership %          58.03%       62.10%       62.10%
Cash distributed to the
 Fund II-Fund II-OW
 Joint Venture*              $ 124,481   $  398,911   $1,123,602

Net (loss) income allocated
 to the Fund II-Fund II-OW
 Joint Venture*              $(509,625)  $  110,540   $  654,478

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental revenue decreased from $1,048,583 in 1996 to $924,769 in 1997 and from $2,079,345 in 1995 due to the termination of the Lockheed lease as of June 30, 1996. Interest income decreased in 1997, compared to 1996 due to the decrease in rent revenue being paid by Boeing, and the funding of operating expenses from investment accounts during the vacancy of the Atrium. Other income increased in 1997 due to a one-time adjustment for unused credits on the original build out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Depreciation and management and leasing expenses have increased in 1997 compared to 1996 due to the depreciation of tenant improvements made for the Boeing Company and amortization of the leasing commission paid to acquire the Boeing lease. Other operating expenses have increased in 1997 compared to 1996 due to a $180,000 expense for asset retirements and a decrease in reimbursements of operating expenses. Depreciation expenses increased in 1997 and 1996 compared to 1995 due to the change in estimated useful lives which was made beginning in fourth quarter of 1995. Management and leasing fees decreased in 1996 compared to 1995 due to the decrease in rental income for the last six months of 1996. Other operating expenses decreased from $451,362 in 1995 to $158,405 in 1996 primarily due to vacancy of the Atrium for the last six months of the year.

The real estate taxes were $140,366 for 1997, $150,105 for 1996, and $182,687 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Brookwood Grill Property/Fund II-Fund III Joint Venture
-----------------------------------------------------------

                                                 For the Year Ended December 31
                                               -----------------------------------
                                                  1997        1996         1995
                                               ---------   ----------   ----------
Revenues:
 Rental Income                                 $225,106        $225,359   $230,316
 Equity in Income (Loss) of
  Joint Venture                                  27,213         (19,378)         0
                                               --------        --------   --------
                                                252,319         205,981    230,316
Expenses:
 Depreciation                                    54,014          54,014     63,446
 Management and leasing expenses                 28,464          27,004     29,351
 Other operating expenses                        23,887         109,478     45,175
                                               --------        --------   --------
                                                106,365         190,496    137,972
                                               --------        --------   --------
Net income                                     $145,954        $ 15,485   $ 92,344
                                               ========        ========   ========

Occupied %                                       100.00%         100.00%    100.00%
Partnership Ownership %
 in the Fund II  Fund III
 Joint Venture                                    59.04%          59.04%     59.04%
Cash distributed to the
 Fund II-Fund II-OW
 Joint Venture*                                $190,653        $ 66,498   $ 96,065

Income allocated to the
 Fund II-Fund II-OW
 Joint Venture*                                $ 91,002        $  9,655   $ 57,577

* The Partnership holds a 95% ownership in the Fund II - Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income remained stable in 1997 and 1996, and decreased from 1995 to 1996 due to a decrease in billing of administrative fees which were classified as other rental income in 1995. Equity in income of the II, III, VI and VII Joint Venture increased substantially from 1996 to 1997 due to the increased occupancy at the Holcomb Bridge Road Property. Depreciation and management and leasing expenses were stable for 1997 and 1996. Although there was a change in useful lives of assets from 40 years to 25 years in the fourth quarter of 1995, depreciation expense decreased in 1996, compared to 1995, due to the contribution of land improvements by the Fund II Fund III Joint Venture to the Holcomb Bridge Road Property. Other operating expenses decreased in 1997, compared to 1996, due to an increase in expense reimbursements from tenant, adjustments to property taxes for prior year, and a decrease in administrative expenses in 1997. Other operating expenses increased in 1996 compared to 1995 due to decreased property tax reimbursements from tenant, and a reimbursement to the tenant in first quarter, 1996, of administrative charges paid in 1995. Net income increased in 1997 compared to 1996 and decreased in 1996 compared to 1995 due to the reasons cited in the discussion above.

Real estate taxes were $25,771 for 1997, $33,494 for 1996, and $39,668 for 1995.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                               For the Year Ended                Nine Months Ended
                                                December 31, 1997                December 31, 1996
                                         -------------------------------  -------------------------------
Revenues:
  Rental income                                       $679,268                         $255,062

Expenses:
  Depreciation                                         325,974                          181,798
  Management & leasing expenses                         48,962                           28,832
  Other operating expenses                             195,567                          101,600
                                                      --------                         --------
                                                       570,503                          312,230
                                                      --------                         --------

Net income (loss)                                     $108,765                         $(57,168)
                                                      ========                         ========

Occupied %                                               94.12%                           62.90%

Partnership's Ownership % in the
   Fund II, III, VI, VII Joint Venture*                  14.30%                           14.90%

Cash distribution to the
  Fund II-Fund III Joint Venture*                     $109,242                         $ 19,494

Net income (loss) allocated to the
  Fund II-Fund III Joint Venture*                     $ 27,213                         $(19,378)

*    The Partnership holds a 59.04% ownership in the Fund II-Fund III Joint
     Venture.

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ended December 31, 1997 and 1996, are not available.

In January, 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at the Holcomb Bridge Road Property to the Fund II, III, VI, VII Joint Venture. Development has been substantially completed on two buildings containing a total of approximately 49,500 square feet. As of

December 31, 1997, fourteen tenants occupied approximately 46,600 square feet of space in the retail and office building under leases of varying lengths.

As of December 31, 1997, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.2%, Wells Fund VI had contributed $1,812,579 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,335,121 for an equity interest of approximately 48.9% in the Fund II, III, VI, VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,214,000, excluding land. It is currently anticipated that approximately $66,000 will be required to complete the development of the Holcomb Bridge Road Project, which amounts are anticipated to be funded by additional capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient funds for this purpose.

Real estate taxes were $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage in the Holcomb Bridge Road Property was 14.3% in 1997 and 14.9% in 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------

                              For the Year Ended December 31
                            -----------------------------------
                               1997        1996         1995
                            ---------   ----------   ----------
Revenues:
 Rental Income              $1,077,916   $1,065,598   $1,227,116
 Interest Income                 1,159          624        2,599
                            ----------   ----------   ----------
                             1,079,075    1,066,222    1,229,715
Expenses:
 Depreciation                  419,928      419,137      277,862
 (Gain) loss on
  real estate assets           (45,943)      61,985            0
 Management and
  leasing expenses             122,452      118,542      135,517
 Other operating expenses      532,859      501,724      563,049
                            ----------   ----------   ----------
                             1,029,296    1,101,388      976,428
                            ----------   ----------   ----------

Net income (loss)           $   49,779   $  (35,166)  $  253,287
                            ==========   ==========   ==========

Occupied %                       84.83%       77.00%       83.00%
Partnership Ownership %          42.52%       42.52%       42.52%
Cash Distribution to the
 Fund II-Fund II-OW
 Joint Venture*             $  123,264   $  194,473   $  250,278

Net Income Allocated to
 Fund II - Fund II-OW
 Joint Venture*             $   22,356   $  (15,793)  $  113,752

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income increased in 1997 compared to 1996 due primarily to increased tenant occupancy at the property. A decrease in occupancy accounted for the decrease in rental income from 1995 to 1996. In 1997, a loss on retirement of assets of $58,952 was offset by insurance reimbursements of $104,895 for fire damage which occurred in 1996 and wind storm damage in 1997. Operating expenses increased in 1997 compared to 1996 due primarily to increase in heating and air conditioning repairs, painting expense and maintenance. The increase in depreciation expenses in 1997 and 1996 compared to 1995 was the result of the change in estimated useful lives of buildings and improvements as previously discussed under the "General" Section of "Results of Operations and Changes in Financial Conditions."

Net income increased in 1997 compared to 1996 due primarily to increased rental income and the reimbursement discussed above. Net income decreased in 1996 compared to 1995 due to increased depreciation and operating expenses, as discussed above.

The property was 85% leased as of December 31, 1997, as compared to 77% as of December 31, 1996, and 83% as of December 31, 1995. Real estate taxes were $108,836 in 1997, $111,947 in 1996, and $127,484 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, VII Joint Venture
-------------------------------------------------------------------------

                              For the Year Ended December 31
                            -----------------------------------
                               1997        1996         1995
                            ---------   ----------   ----------
Revenues:
 Rental Income                $880,652   $890,951   $778,204
 Interest Income                    67         73        180
                              --------   --------   --------
                               880,719    891,024    778,384
Expenses:
 Depreciation                  440,882    429,419    277,099
 Management and
  leasing expenses              78,046     48,882     36,303
 Other operating expenses      138,294    180,841    115,885
                              --------   --------   --------
                               657,222    659,142    429,287
                              --------   --------   --------

Net income                    $223,497   $231,882   $349,097
                              ========   ========   ========

Occupied %                       94.41%     93.00%     94.00%
Partnership Ownership %          51.70%     51.70%     51.70%

Cash distributed to
 the Fund II-Fund II-OW
 Joint Venture*               $331,435   $409,039   $269,900

Net income allocated
 to the Fund II-Fund II-OW
 Joint Venture*               $121,942   $126,517   $216,845

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994 but not billed until September, 1995. The increase in occupancy in 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $138,294 in 1997 from $180,841 in 1996, and increased from $115,885 in 1995. The decrease in operating expenses in 1997 as compared to 1996 is due to timing differences in billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. The increase in operating expenses from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The increase in depreciation expenses for 1997 and 1996 as compared to 1995 was the result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed. Net income of the property decreased to $223,497 in 1997 and decreased to $231,882 in 1996 from $349,097 in 1995, due to the reasons discussed above.

Real estate taxes were $67,259 for 1997, $63,696 for 1996, and $63,694 for 1995.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $34,948,250 through the sale of 139,793 Units. No additional Units will be sold by the Partnership. As of December 31, 1997, the Partnership contributed an aggregate of $28,107,150 in capital contributions to the Fund II
- Fund II-OW Joint Venture, after incurring approximately $6,841,100 in offering costs, commissions and acquisition and advisory fees.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership's net cash provided by operating activities decreased due primarily to payment of state withholding taxes in 1997. Net cash provided by operating activities decreased to $1,350 in 1996 from $11,619 in 1995 due primarily to the decrease in reimbursement of state taxes by Limited Partners.

Net cash provided by investing activities decreased in 1997 from $1,606,208 to $456,064 due to the investment in the Atrium and the decrease in distribution from joint ventures, primarily the Atrium. Cash provided by investing activities decreased in 1996 due to payment of $84,504 accrued in 1995. Cash and cash equivalents increased from $38,000 in 1995 to $62,741 in 1996 due primarily to the repayment of taxes mentioned above. Cash and cash equivalents decreased to $37,249 in 1997 due to payment of taxes and investments discussed above.

Partnership distributions paid to Limited Partners decreased from $1,582,817 in 1996 to $479,642 in 1997 and from $1,851,243 in 1995 to $1,582,817 in 1996 due to decreased distributions from the Fund II-Fund II-OW Joint Venture, which were the result of reduced rental revenue.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1997 have been paid from Net Cash from Operations and a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1997.

The Partnership expects to meet liquidity requirements and budget demands
through cash flow from operations.   The Partnership is unaware of any known
demands, commitments, events or capital expenditures other than that which is required for the normal operation of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to fund any additional costs for the Holcomb Bridge Road Property. Additional funding for the Holcomb Bridge Road Property is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient funds for this purpose.

INFLATION
---------

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------- -------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------  ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.


                                    PART III


ITEM 10.       GENERAL PARTNERS OF THE PARTNERSHIP
----------     -----------------------------------

Wells Capital, Inc.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.   COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-------    -----------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1997:

            ( A )                                     ( B )                                  ( C )
  Name of Individual or Number in        Capacities in which served-Form of
          Group                                     Compensation                        Cash Compensation

--------------------------------------------------------------------------------------------------------------------

Wells Management Company, Inc.             Property Manager-Management and Leasing         $192,312 (1)
                                           Fees
Wells Capital, Inc.                        General Partner                                    -0-

Leo F. Wells, III                          General Partner                                    -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------    --------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

                                         (2)                             (3)
            (1)                  Name and Address of             Amount and Nature of                   (4)
      Title of Class               Beneficial Owner              Beneficial Ownership             Percent of Class
---------------------------  ----------------------------   -----------------------------    ---------------------------
       Class A Units              Leo F. Wells, III         61 Units (IRA, 401 (k) and              Less than 1%
                                                            Profit Sharing)

       Class B Units              Leo F. Wells, III         114 Units  (401 (k))                    Less than 1%

       Class A Units              Leo F. Wells, III         20 Units (outright)                     Less than 1%


The General Partner did not receive any distribution from cash flows or sale proceeds in 1997.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1997.

PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totalled $192,312 for the year ended December 31, 1997.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------


(a)1. The Financial Statements are contained on Pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a)2 above.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998.

                              WELLS REAL ESTATE FUND II
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    ---------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                    Title
---------                    -----

/s/ Leo F. Wells, III        Individual General Partner,       March 17, 1998
--------------------------   President and Sole Director of
Leo F. Wells, III            Wells Capital, Inc., the
                             Corporate General Partner




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                   INDEX TO
                                   --------
                             FINANCIAL STATEMENTS
                             --------------------



FINANCIAL STATEMENTS                                                   Page
--------------------                                                   ----
Independent Auditors' Reports                                          F-2

Balance Sheets as of December 31, 1997 and 1996                        F-3

Statements of Income for the Years Ended
      December 31, 1997, 1996, and 1995                                F-4

Statements of Partners' Capital for the Years Ended
      December 31, 1997, 1996, and 1995                                F-5

Statements of Cash Flows for the Years Ended
      December 31, 1997, 1996, and 1995                                F-6

Notes to Financial Statements for December 31, 1997, 1996, and 1995    F-7

Audited Financial Statements  The First Union Property                 F-43

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Wells Real Estate Fund II:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II, (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of (loss) income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             /s/  ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



ASSETS



                                                                              1997              1996
                                                                          -----------       -----------
INVESTMENT IN JOINT VENTURE                                               $23,435,256       $24,418,757

CASH AND CASH EQUIVALENTS                                                      37,249            62,741

DUE FROM AFFILIATE                                                            322,925           127,344
                                                                          -----------       -----------
       Total assets                                                       $23,795,430       $24,608,842
                                                                          ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable                                                         $     3,014       $     5,408
 Partnership distributions payable                                            331,965           159,482
                                                                          -----------       -----------
       Total liabilities                                                      334,979           164,890
                                                                          -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                                                 23,460,451        24,281,269
   Class B                                                                          0           162,683
                                                                          -----------       -----------
       Total partners' capital                                             23,460,451        24,443,952
                                                                          -----------       -----------
       Total liabilities and partners' capital                            $23,795,430       $24,608,842
                                                                          ===========       ===========

      The accompanying notes are an integral part of these balance sheets.
                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                          STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                1997             1996              1995
                                                             ---------       -----------        ----------
REVENUES:
 Equity in (loss) income of joint venture                    $(331,856)      $   111,864        $1,011,096
 Interest income                                                   480               590               899
                                                             ---------       -----------        ----------
                                                              (331,376)          112,454         1,011,995

EXPENSES:
 Partnership administration                                          0                90               250
                                                             ---------       -----------        ----------
NET (LOSS) INCOME                                            $(331,376)      $   112,364        $1,011,745
                                                             =========       ===========        ==========

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS      $(168,693)      $ 1,335,976        $1,922,246
                                                             =========       ===========        ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS               $(162,683)      $(1,223,612)       $ (910,501)
                                                             =========       ===========        ==========

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT           $   (1.55)      $     12.30        $    17.70
                                                             =========       ===========        ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                    $   (5.38)      $    (40.49)       $   (30.13)
                                                             =========       ===========        ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT           $    6.01       $     11.56        $    17.34
                                                             =========       ===========        ==========



        The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                               LIMITED PARTNERS
                                                  ------------------------------------------
                                                         CLASS A               CLASS B            Total
                                                  --------------------   -------------------    Partners'
                                                   UNITS      AMOUNT     UNITS      AMOUNT       CAPITAL
                                                  -------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1994                        108,572  $24,160,544   30,221  $ 2,296,796   $26,457,340

 Net income (loss)                                      0    1,922,246        0     (910,501)    1,011,745
 Partnership distributions                              0   (1,882,302)       0            0    (1,882,302)
                                                  -------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1995                        108,572   24,200,488   30,221    1,386,295    25,586,783

 Net income (loss)                                      0    1,335,976        0   (1,223,612)      112,364
 Partnership distributions                              0   (1,255,195)       0            0    (1,255,195)
                                                  -------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1996                        108,572   24,281,269   30,221      162,683    24,443,952

 Net loss                                               0     (168,693)       0     (162,683)     (331,376)
 Partnership distributions                              0     (652,125)       0            0      (652,125)
                                                  -------  -----------   ------  -----------   -----------
BALANCE, DECEMBER 31, 1997                        108,572  $23,460,451   30,221  $         0   $23,460,451
                                                  =======  ===========   ======  ===========   ===========


             The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                          1997              1996               1995
                                                                       ---------        -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                     $(331,376)       $   112,364        $ 1,011,745
                                                                       ---------        -----------        -----------
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
     Equity in loss (income) of joint venture                            331,856           (111,864)        (1,011,096)
     Changes in assets and liabilities:
       Accounts payable                                                   (2,394)               850             (2,534)
       Due from limited partners                                               0                  0             13,504
                                                                       ---------        -----------        -----------
         Total adjustments                                               329,462           (111,014)        (1,000,126)
                                                                       ---------        -----------        -----------
         Net cash (used in) provided by operating activities              (1,914)             1,350             11,619
                                                                       ---------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                            (387,751)                 0            (84,504)
 Distributions received from joint venture                               843,815          1,606,208          1,849,592
                                                                       ---------        -----------        -----------
       Net cash provided by investing activities                         456,064          1,606,208          1,765,088
                                                                       ---------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                    (479,642)        (1,582,817)        (1,851,243)
                                                                       ---------        -----------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (25,492)            24,741            (74,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              62,741             38,000            112,536
                                                                       ---------        -----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  37,249        $    62,741        $    38,000
                                                                       =========        ===========        ===========



        The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund II (the "Partnership") is a public limited partnership organized on June 23, 1986 under the laws of the state of Georgia. The public general partners are Leo F. Wells III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), referred to as "Fund II and II-OW."

   Through its investment in Fund II and II-OW, the Partnership owns interests in the following properties: (i) a two-story office building located in Charlotte, North Carolina (the "Charlotte Property"); (ii) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker"); (iii) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (iv) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"); (v) a restaurant located in Fulton County, Georgia; and (vi) a retail shopping center in Fulton County, Georgia. Fund II and II-OW joint venture owns 100% of the 1st Union Property. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other Wells Real Estate Funds.

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

   The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTIONS OF NET CASH FROM OPERATIONS

   Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Excess cash available for distribution will be distributed to the general partners until each has received 10% of total distributions to limited partners for the year. Thereafter, cash available for distribution is distributed 90% to the limited partners and 10% to the general partners.

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

        . To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

        . To all general partners until they have received 100% of their capital contributions, as defined

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

   INVESTMENT IN JOINT VENTURE

   BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same significant accounting policies as the Partnership.

   REAL ESTATE ASSETS. Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured.
   Fund II and II-OW and the entities in which it holds joint venture interests adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of Fund II and II-OW or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 1997.

   Depreciation is calculated using the straight-line method over useful lives of the real estate assets. Effective October 1, 1995, the joint venture revised its estimate of the useful lives of buildings and improvements from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in the joint venture, of increasing depreciation expense approximately $112,852 in the fourth quarter of 1995 and $496,465 and $558,365 in the years ended December 31, 1996 and 1997, respectively.

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

   PER UNIT DATA

   Net (loss) income per unit with respect to the Partnership for the years ended December 31, 1997, 1996, and 1995 is computed based on the number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

 2. RELATED-PARTY TRANSACTIONS

   Due from affiliate at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 1997 and 1996.

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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $192,312, $165,045, and $196,801 for the years ended December 31, 1997, 1996, and 1995, respectively, which were paid to Wells Management.

   The Company performs certain administrative services for the Partnership, such as accounting and other Partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.

 3. INVESTMENT IN JOINT VENTURE

   On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II-OW. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the 1st Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 95% at December 31, 1997 and 1996.

   The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 1997 and 1996:

                                                                             1997               1996
                                                                          -----------        -----------
Investment in joint venture, beginning of year                            $24,418,757        $25,561,588
Equity in (loss) income of joint venture                                     (331,856)           111,864
Contributions to joint venture                                                387,751                  0
Distributions from joint venture                                           (1,039,396)        (1,254,695)
                                                                          -----------        -----------
Investment in joint venture, end of year                                  $23,435,256        $24,418,757
                                                                          ===========        ===========

   Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                            1997              1996

Real estate assets, at cost:
 Land                                                                      $ 1,367,856       $ 1,367,856
 Building and improvements, less accumulated depreciation of
  $2,256,118 in 1997 and $1,888,451 in 1996                                  5,515,000         5,882,667
                                                                           -----------       -----------
       Total real estate assets                                              6,882,856         7,250,523
Investment in joint ventures                                                17,734,845        18,369,508
Cash and cash equivalents                                                       84,392            35,394
Due from affiliates                                                            248,623            79,835
Accounts receivable                                                             84,207           114,560
Prepaid expenses and other assets                                               61,183            79,538
                                                                           -----------       -----------
       Total assets                                                        $25,096,106       $25,929,358
                                                                           ===========       ===========


                       Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                         $   341,034       $   134,485
 Due to affiliates                                                               4,561             5,708
                                                                           -----------       -----------
       Total liabilities                                                       345,595           140,193
                                                                           -----------       -----------
Partners' capital:
 Wells Real Estate Fund II                                                  23,435,256        24,418,757
 Wells Real Estate Fund II-OW                                                1,315,255         1,370,408
                                                                           -----------       -----------
       Total partners' capital                                              24,750,511        25,789,165
                                                                           -----------       -----------
       Total liabilities and partners' capital                             $25,096,106       $25,929,358
                                                                           ===========       ===========

                               FUND II AND II-OW

                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                               1997         1996         1995
                                            ---------     --------    ----------
Revenues:
  Rental income                             $ 458,867     $460,920    $  458,867
  Equity in (loss) income of joint ventures  (274,325)     230,919     1,042,652
  Interest income                                 443          409           540
                                            ---------     --------    ----------
                                              184,985      692,248     1,502,059
                                            ---------     --------    ----------
Expenses:
  Depreciation                                367,667      367,667       235,794
  Partnership administration                   56,296       79,845        79,906
  Legal and accounting                         49,649       64,863        46,220
  Management and leasing fees                  27,532       27,532        27,532
  Lease acquisition costs                      18,355       18,355        18,355
  Operating costs                               6,575       10,349        18,930
  Computer costs                                9,377        5,500         7,526
                                            ---------     --------    ----------
                                              535,451      574,111       434,263
                                            ---------     --------    ----------
Net (loss) income                           $(350,466)    $118,137    $1,067,796
                                            =========     ========    ==========
Net (loss) income allocated to
  Wells Real Estate Fund II                 $(331,856)    $111,864    $1,011,096
                                            =========     ========    ==========
Net (loss) income allocated to
  Wells Real Estate Fund II-OW              $ (18,610)    $  6,273    $   56,700
                                            =========     ========    ==========

                               FUND II AND II-OW

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                        WELLS REAL            WELLS REAL          TOTAL
                                                          ESTATE                ESTATE           PARTNERS'
                                                          FUND II             FUND II-OW          CAPITAL
                                                        -----------           ----------        -----------
Balance, December 31, 1994                              $26,432,145           $1,483,315        $27,915,460
 Net income                                               1,011,096               56,700          1,067,796
 Partnership distributions                               (1,881,653)            (105,520)        (1,987,173)
                                                        -----------           ----------        -----------
Balance, December 31, 1995                               25,561,588            1,434,495         26,996,083
 Net income                                                 111,864                6,273            118,137
 Partnership distributions                               (1,254,695)             (70,360)        (1,325,055)
                                                        -----------           ----------        -----------
Balance, December 31, 1996                               24,418,757            1,370,408         25,789,165
 Net loss                                                  (331,856)             (18,610)          (350,466)
 Partnership contributions                                  387,751               21,744            409,495
 Partnership distributions                               (1,039,396)             (58,287)        (1,097,683)
                                                        -----------           ----------        -----------
Balance, December 31, 1997                              $23,435,256           $1,315,255        $24,750,511
                                                        ===========           ==========        ===========

                               FUND II AND II-OW

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                1997             1996               1995
                                                             ---------        -----------        -----------

Cash flows from operating activities:
 Net (loss) income                                           $(350,466)       $   118,137        $ 1,067,796
                                                             ---------        -----------        -----------
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
     Depreciation                                              367,667            367,667            235,794
     Equity in loss (income) of joint ventures                 274,325           (230,919)        (1,042,652)
     Changes in assets and liabilities:
       Accounts receivable                                      30,353            (19,358)            18,354
       Prepaid expenses and other assets                        18,355             18,356            (63,598)
       Accounts payable and accrued expenses                         0                  0            (72,602)
       Due to affiliates                                        (1,147)             1,092           (106,732)
                                                             ---------        -----------        -----------
          Total adjustments                                    689,553            136,838         (1,031,436)
                                                             ---------        -----------        -----------
          Net cash provided by operating activities            339,087            254,975             36,360
                                                             ---------        -----------        -----------
Cash flows from investing activities:
 Distributions received from joint ventures                    601,045          1,404,281          1,841,098
 Investment in joint venture                                  (409,495)                 0                  0
 Disposal of real estate                                             0                  0              9,581
                                                             ---------        -----------        -----------
          Net cash provided by investing activities            191,550          1,404,281          1,850,679
                                                             ---------        -----------        -----------
Cash flows from financing activities:
 contributions received from partners                          409,495                  0                  0
 Distributions to joint venture partners                      (891,134)        (1,696,281)        (1,953,215)
                                                             ---------        -----------        -----------
          Net cash used in financing activities               (481,639)        (1,696,281)        (1,953,215)
                                                             ---------        -----------        -----------
Net increase (decrease) in cash and cash equivalents            48,998            (37,025)           (66,176)
Cash and cash equivalents, beginning of year                    35,394             72,419            138,595
                                                             ---------        -----------        -----------
Cash and cash equivalents, end of year                       $  84,392        $    35,394        $    72,419
                                                             =========        ===========        ===========

   Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                           1997                            1996
                                                   -------------------------       -------------------------
                                                     AMOUNT          PERCENT         Amount          Percent
                                                   -----------       -------       -----------       -------
Fund I and II Tucker                               $ 4,280,651           45%       $ 4,381,559           45%
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                                4,536,781           54          4,746,274           54

Fund II and III Associates--The Atrium               6,760,950           61          6,985,561           66
Fund II and III Associates-- Brookwood Grill         2,156,463           62          2,256,114           62
                                                   -----------                     -----------
                                                   $17,734,845                     $18,369,508
                                                   ===========                     ===========

   The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

   FUND I AND II TUCKER

   Tucker and Cherokee Commons were previously held in joint ventures between Wells Real Estate Fund I ("Fund I") and Fund II and II-OW. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II and II-OW in each individual property remained unchanged.

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

   In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the accompanying statements of income (loss). In 1997, $104,895 was received as an insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the accompanying statements of income (loss).

       Following are the financial statements for Fund I and II Tucker:

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                              1997              1996
                                                                           ----------       -----------
Real estate assets, AT COST:
 Land                                                                      $3,260,887       $ 3,260,887
 Building and improvements, less accumulated depreciation of
  $2,473,553 in 1997 and $2,066,844 in 1996                                 6,364,031         6,496,361
                                                                           ----------       -----------
       Total real estate assets                                             9,624,918         9,757,248
Cash and cash equivalents                                                      12,684           223,277
Accounts receivable                                                            79,715            74,471
Prepaid expenses and other assets                                             104,596            49,980
                                                                           ----------       -----------
       Total assets                                                        $9,821,913       $10,104,976
                                                                           ==========       ===========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                     $   74,018       $    42,187
 Partnership distributions payable                                             16,060           110,880
 Due to affiliates                                                            481,228           422,793
                                                                           ----------       -----------
       Total liabilities                                                      571,306           575,860
                                                                           ----------       -----------
Partners' capital:
 Wells Real Estate Fund I                                                   4,969,956         5,147,557
 Fund II and II-OW                                                          4,280,651         4,381,559
                                                                           ----------       -----------
       Total partners' capital                                              9,250,607         9,529,116
                                                                           ----------       -----------
       Total liabilities and partners' capital                             $9,821,913       $10,104,976
                                                                           ==========       ===========

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                              1997         1996         1995
                                                                           ----------   ----------   ----------
Revenues:
 Rental income                                                             $1,077,916   $1,065,598   $1,227,116
 Interest income                                                                1,159          624        2,599
                                                                           ----------   ----------   ----------
                                                                            1,079,075    1,066,222    1,229,715
                                                                           ----------   ----------   ----------
Expenses:
 Operating costs, net of reimbursements                                       496,258      463,229      517,011
 Depreciation                                                                 419,928      419,137      277,862
 Management and leasing fees                                                   79,524       65,100       73,410
 (Gain) loss on real estate assets                                            (45,943)      61,985            0
 Lease acquisition costs                                                       42,928       53,442       62,107
 Property administration                                                       28,665       30,724       32,740
 Legal and accounting                                                           7,936        4,386        9,477
 Computer costs                                                                     0        3,385        3,821
                                                                           ----------   ----------   ----------
                                                                            1,029,296    1,101,388      976,428
                                                                           ----------   ----------   ----------
Net income (loss)                                                          $   49,779   $  (35,166)  $  253,287
                                                                           ==========   ==========   ==========

Net income (loss) allocated to Wells Real Estate Fund I                    $   27,423   $  (19,373)  $  139,535
                                                                           ==========   ==========   ==========

Net income (loss) allocated to Fund II and II-OW                           $   22,356   $  (15,793)  $  113,752
                                                                           ==========   ==========   ==========

                              FUND I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                            WELLS REAL         FUND II             TOTAL
                                                              ESTATE             AND             PARTNERS'
                                                              FUND I            II-OW             CAPITAL
                                                            ----------        ----------        -----------
Balance, December 31, 1994                                  $5,684,817        $4,728,351        $10,413,168
 Net income                                                    139,535           113,752            253,287
 Partnership distributions                                    (367,070)         (250,278)          (617,348)
                                                            ----------        ----------        -----------
Balance, December 31, 1995                                   5,457,282         4,591,825         10,049,107
 Net loss                                                      (19,373)          (15,793)           (35,166)
 Partnership distributions                                    (290,352)         (194,473)          (484,825)
                                                            ----------        ----------        -----------
Balance, December 31, 1996                                   5,147,557         4,381,559          9,529,116
 Net income                                                     27,423            22,356             49,779
 Partnership distributions                                    (205,024)         (123,264)          (328,288)
                                                            ----------        ----------        -----------
Balance, December 31, 1997                                  $4,969,956        $4,280,651        $ 9,250,607
                                                            ==========        ==========        ===========

                             FUNDS I AND II TUCKER

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                      1997             1996            1995
                                                                    ---------       ---------        ---------
Cash flows from operating activities:
 Net income (loss)                                                  $  49,779       $ (35,166)       $ 253,287
                                                                    ---------       ---------        ---------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation                                                     419,928         419,137          277,862
     (Gain) loss on real estate assets                                (45,943)         61,985                0
     Changes in assets and liabilities:
       Accounts receivable                                             (5,244)         24,751           36,144
       Prepaid expenses and other assets                              (54,616)          5,052            8,250
       Accounts payable and accrued expenses                           31,831         (13,972)            (157)
       Due to affiliates                                               58,435          46,643           52,876
                                                                    ---------       ---------        ---------
         Total adjustments                                            404,391         543,596          374,975
                                                                    ---------       ---------        ---------
         Net cash provided by operating activities                    454,170         508,430          628,262
                                                                    ---------       ---------        ---------
Cash flows from investing activities:
 Investment in real estate                                           (346,550)        (63,491)          (9,699)
 Insurance proceeds                                                   104,895         143,944                0
                                                                    ---------       ---------        ---------
         Net cash (used in) provided by investing activities         (241,655)         80,453           (9,699)
                                                                    ---------       ---------        ---------
Cash flows from financing activities:
 Distributions to joint venture partners                             (423,108)       (505,628)        (638,581)
                                                                    ---------       ---------        ---------
Net (decrease) increase in cash and cash equivalents                 (210,593)         83,255          (20,018)
Cash and cash equivalents, beginning of year                          223,277         140,022          160,040
                                                                    ---------       ---------        ---------
Cash and cash equivalents, end of year                              $  12,684       $ 223,277        $ 140,022
                                                                    =========       =========        =========

   Fund I, II, II-OW, VI, and VII Associates--Cherokee


   In August 1995, Cherokee Commons was transferred to a new joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

   Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,219,704       $1,219,704
 Building and improvements, less accumulated depreciation of
  $2,273,149 in 1997 and $1,847,476 in 1996                                  6,939,884        7,329,974
                                                                            ----------       ----------

       Total real estate assets                                              8,159,588        8,549,678
Cash and cash equivalents                                                      153,159           71,346
Accounts receivable                                                             92,516           93,902
Prepaid expenses and other assets                                               99,869           78,527
                                                                            ----------       ----------
       Total assets                                                         $8,505,132       $8,793,453
                                                                            ==========       ==========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   36,851       $   23,130
 Partnership distributions payable                                             194,123          112,817
 Due to affiliates                                                              93,940           78,375
                                                                            ----------       ----------
       Total liabilities                                                       324,914          214,322
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,863,173        1,970,363
 Fund II and II-OW                                                           4,536,781        4,746,274
 Wells Real Estate Fund VI                                                     891,482          932,597
 Wells Real Estate Fund VII                                                    888,782          929,897
                                                                            ----------       ----------
       Total partners' capital                                               8,180,218        8,579,131
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,505,132       $8,793,453
                                                                            ==========       ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                               1997      1996      1995
                                                                             --------  --------  --------
Revenues:
 Rental income                                                               $880,652  $890,951  $778,204
 Interest income                                                                   67        73       180
                                                                             --------  --------  --------
                                                                              880,719   891,024   778,384
                                                                             --------  --------  --------
Expenses:
 Depreciation                                                                 440,882   429,419   277,099
 Operating costs, net of reimbursements                                        70,017   126,367    51,663
 Property administration                                                       26,260    42,868    39,316
 Management and leasing fees                                                   64,807    35,598    29,015
 Lease acquisition costs                                                       13,239    13,284     7,288
 Legal and accounting                                                           9,385     8,362    20,273
 Computer costs                                                                     0     3,244     4,633
 Loss on real estate assets                                                    32,632         0         0
                                                                             --------  --------  --------
                                                                              657,222   659,142   429,287
                                                                             --------  --------  --------
Net income                                                                   $223,497  $231,882  $349,097
                                                                             ========  ========  ========

Net income allocated to Wells Real Estate Fund I                             $ 53,691  $ 55,705  $ 95,490
                                                                             ========  ========  ========

Net income allocated to Fund II and II-OW                                    $121,942  $126,517  $216,845
                                                                             ========  ========  ========

Net income allocated to Wells Real Estate Fund VI                            $ 23,932  $ 24,830  $ 18,381
                                                                             ========  ========  ========

Net income allocated to Wells Real Estate Fund VII                           $ 23,932  $ 24,830  $ 18,381
                                                                             ========  ========  ========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                                  ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                                  FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1994                      $2,140,194   $5,081,851     $      0     $      0   $7,222,045
 Net income                                         95,490      216,845       18,381       18,381      349,097
 Partnership contributions                               0            0      997,965      995,266    1,993,231
 Partnership distributions                        (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                                              (5,321)           0            0            0       (5,321)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1995                       2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1996                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------     --------     --------   ----------
Balance, December 31, 1997                      $1,863,173   $4,536,781     $891,482     $888,782   $8,180,218
                                                ==========   ==========     ========     ========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                            1997        1996         1995
                                                                                         ---------   ---------   -----------

Cash flows from operating activities:
 Net income                                                                              $ 223,497   $ 231,882   $   349,097
                                                                                         ---------   ---------   -----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                          440,882     429,419       277,099
     Loss on real estate assets                                                             32,632           0             0
     Changes in assets and liabilities:
       Accounts receivable                                                                   1,386      43,062         7,111
       Prepaid expenses and other assets                                                   (21,342)     14,106       (42,937)
       Accounts payable and accrued expenses                                                13,721      (4,624)     (279,529)
       Due to affiliates                                                                    15,565       9,613         9,909
                                                                                         ---------   ---------   -----------
           Total adjustments                                                               482,844     491,576       (28,347)
                                                                                         ---------   ---------   -----------
           Net cash provided by operating activities                                       706,341     723,458       320,750
                                                                                         ---------   ---------   -----------
Cash flows from investing activities:
 Investment in real estate                                                                 (83,424)    (28,231)   (1,869,138)
                                                                                         ---------   ---------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners                                                       0           0     2,100,403
 Distributions to joint venture partners                                                  (541,104)   (834,237)     (376,011)
                                                                                         ---------   ---------   -----------
           Net cash (used in) provided by financing activities                            (541,104)   (834,237)    1,724,392
                                                                                         ---------   ---------   -----------
Net increase (decrease) in cash and cash equivalents                                        81,813    (139,010)      176,004
Cash and cash equivalents, beginning of year                                                71,346     210,356        34,352
                                                                                         ---------   ---------   -----------
Cash and cash equivalents, end of year                                                   $ 153,159   $  71,346   $   210,356
                                                                                         =========   =========   ===========

Supplemental disclosure of noncash investing activities:
   Deferred project costs applied by partners                                            $       0   $       0   $    85,637
                                                                                         =========   =========   ===========

   Fund II and III Associates

   On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. ("Fund III"). The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,608,215 and $1,690,244 at December 31, 1997 and 1996, respectively, which represented a 24% and 25% interest, respectively.

   The Atrium was fully occupied from inception through June 1996, at which time the previous tenant's lease expired. In March 1997, a lease was signed with a new tenant for the entire building and the new tenant began paying rent in May 1997. The lease term is for five years with an option to renew for an additional five years. There is a no-cause cancellation provision at the end of the first three-year period. If this no-cause cancellation is exercised, the tenant would be required to pay unamortized, up-front tenant improvement costs. The cost of completing the required tenant improvements and outside broker commissions was funded out of reserves and contributions by Fund II and II-OW and Fund III.

   Following are the financial statements for Fund II and III Associates--The
   Atrium:

                     FUND II AND III ASSOCIATES--THE ATRIUM

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                              1997              1996
                                                                          -----------       -----------
REAL ESTATE ASSETS, AT COST:
 Land                                                                     $ 1,504,743       $ 1,504,743
 Building and improvements, less accumulated depreciation of
  $4,567,184 in 1997 and $3,852,396 in 1996                                 8,804,839         8,816,719

 Construction in progress                                                           0            33,477
                                                                          -----------       -----------
       Total real estate assets                                            10,309,582        10,354,939
Cash and cash equivalents                                                     281,285           448,112
Accounts receivable                                                            18,950                 0
Prepaid expenses and other assets                                             392,633            35,216
                                                                          -----------       -----------
       Total assets                                                       $11,002,450       $10,838,267
                                                                          ===========       ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                         $   151,366       $   188,760
 Partnership distributions payable                                            151,044                 0
 Due to affiliates                                                              3,829                 0
                                                                          -----------       -----------
       Total liabilities                                                      306,239           188,760
                                                                          -----------       -----------
Partners' capital:
 Fund II and II-OW                                                          6,760,950         6,985,561
 Wells Real Estate Fund III                                                 3,935,261         3,663,946
                                                                          -----------       -----------
       Total partners' capital                                             10,696,211        10,649,507
                                                                          -----------       -----------
       Total liabilities and partners' capital                            $11,002,450       $10,838,267
                                                                          ===========       ===========

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF (LOSS) INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                             1997        1996        1995
                                           ---------   --------    ---------
Revenues:
 Rental income                             $  924,769  $1,048,583  $2,079,345
 Interest income                                2,617      24,188      29,965
 Other income                                   8,638           0           0
                                            ---------  ----------  ----------
                                              936,024   1,072,771   2,109,310
                                            ---------  ----------  ----------
Expenses:
 Depreciation                                 795,829     674,479     517,507
 Operating costs, net of reimbursements       614,932      85,183     419,152
 Management and leasing fees                   55,486      71,381     142,761
 Property administration                       27,325      59,934      23,077
 Legal and accounting                          17,408      11,878       7,384
 Computer costs                                   107       1,410       1,749
 Lease acquisition costs                       56,090           0           0
 Loss on real estate assets                   181,684           0           0
                                           ----------  ----------  ----------
                                            1,748,861     904,265   1,111,630
                                           ----------  ----------  ----------
Net (loss) income                          $ (812,837) $  168,506  $  997,680
                                           ==========  ==========  ==========
Net (loss) income allocated to Fund II
  and II-OW                                $ (509,625) $  110,540  $  654,478
                                           ==========  ==========  ==========
Net (loss) income allocated to Wells
  Real Estate Fund III                     $ (303,212) $   57,966  $  343,202
                                           ==========  ==========  ==========


                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                              FUND II          WELLS REAL           TOTAL
                                                                AND              ESTATE           PARTNERS'
                                                               II-OW            FUND III           CAPITAL
                                                            -----------        ----------        -----------
Balance, December 31, 1994                                  $ 7,743,056        $4,061,169        $11,804,225
 Net income                                                     654,478           343,202            997,680
 Partnership distributions                                   (1,123,602)         (589,206)        (1,712,808)
                                                            -----------        ----------        -----------
Balance, December 31, 1995                                    7,273,932         3,815,165         11,089,097
 Net income                                                     110,540            57,966            168,506
 Partnership distributions                                     (398,911)         (209,185)          (608,096)
                                                            -----------        ----------        -----------
Balance, December 31, 1996                                    6,985,561         3,663,946         10,649,507
 Net loss                                                      (509,625)         (303,212)          (812,837)
 Partnership contributions                                      409,495           659,810          1,069,305
 Partnership distributions                                     (124,481)          (85,283)          (209,764)
                                                            -----------        ----------        -----------
Balance, December 31, 1997                                  $ 6,760,950        $3,935,261        $10,696,211
                                                            ===========        ==========        ===========

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                 1997             1996              1995
                                                              ----------        ---------        -----------
Cash flows from operating activities:
 Net (loss) income                                            $ (812,837)       $ 168,506        $   997,680
                                                              ----------        ---------        -----------
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
     Depreciation                                                795,829          674,479            517,507
     Loss on real estate assets                                  181,684                0                  0
     Changes in assets and liabilities:
       Accounts receivable                                       (18,950)         113,362            226,724
       Prepaid expenses and other assets                        (357,417)               0                  0
       Accounts payable                                          (37,394)        (338,991)           163,364
       Due to affiliates                                           3,829           (6,802)           (13,603)
                                                              ----------        ---------        -----------
         Total adjustments                                       567,581          442,048            893,992
                                                              ----------        ---------        -----------
         Net cash (used in) provided by operating
          activities                                            (245,256)         610,554          1,891,672
                                                              ----------        ---------        -----------

Cash flows from investing activities:
 Investment in real estate assets                               (932,156)         (35,038)           (15,501)
                                                              ----------        ---------        -----------
Cash flows from financing activities:
 Contributions from joint venture partners                     1,069,305                0                  0
 Distributions to joint venture partners                         (58,720)        (973,577)        (1,714,751)
                                                              ----------        ---------        -----------
         Net cash provided by (used in) financing
          activities                                           1,010,585         (973,577)        (1,714,751)
                                                              ----------        ---------        -----------

Net (decrease) increase in cash and cash equivalents            (166,827)        (398,061)           161,420
Cash and cash equivalents, beginning of year                     448,112          846,173            684,753
                                                              ----------        ---------        -----------
Cash and cash equivalents, end of year                        $  281,285        $ 448,112        $   846,173
                                                              ==========        =========        ===========

   Following are the financial statements for Fund II and III Associates-- Brookwood Grill:

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $  745,223       $  745,223
 Building and improvements, less accumulated depreciation of
  $275,717 in 1997 and $221,703 in 1996                                        997,096        1,051,110
                                                                            ----------       ----------
       Total real estate assets                                              1,742,319        1,796,333
Investment in joint venture                                                  1,608,215        1,690,244
Cash and cash equivalents                                                       54,321            9,102
Due from affiliate                                                              32,092           12,472
Accounts receivable                                                             89,757          113,986
Prepaid expenses and other assets                                               23,048           28,616
                                                                            ----------       ----------
       Total assets                                                         $3,549,752       $3,650,753
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $    3,879       $   20,040
 Due to affiliate                                                                5,381            6,544
 Partnership distributions payable                                              82,012            5,865
                                                                            ----------       ----------
       Total liabilities                                                        91,272           32,449
                                                                            ----------       ----------
Partners' capital:
 Fund II and II-OW                                                           2,156,463        2,256,114
 Wells Real Estate Fund III                                                  1,302,017        1,362,190
                                                                            ----------       ----------
       Total partners' capital                                               3,458,480        3,618,304
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $3,549,752       $3,650,753
                                                                            ==========       ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                         1997      1996       1995
                                                                                      --------  --------   --------
Revenues:
 Rental income                                                                        $225,106  $225,359   $230,316
 Equity in income (loss) of joint venture                                               27,213   (19,378)         0
                                                                                      --------  --------   --------
                                                                                       252,319   205,981    230,316
                                                                                      --------  --------   --------

Expenses:
 Operating costs, net of reimbursements                                                 15,233    92,450     15,508
 Depreciation                                                                           54,014    54,014     63,446
 Management and leasing fees                                                            22,896    21,436     23,783
 Property administration                                                                 3,875    12,454     13,890
 Lease acquisition costs                                                                 5,568     5,568      5,568
 Legal and accounting                                                                    4,672     3,164     14,028
 Computer costs                                                                            107     1,410      1,749
                                                                                      --------  --------   --------
                                                                                       106,365   190,496    137,972
                                                                                      --------  --------   --------
Net income                                                                            $145,954  $ 15,485   $ 92,344
                                                                                      ========  ========   ========

Net income allocated to Fund II and II-OW                                             $ 91,002  $  9,655   $ 57,577
                                                                                      ========  ========   ========

Net income allocated to Wells Real Estate Fund III                                    $ 54,952  $  5,830   $ 34,767
                                                                                      ========  ========   ========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                              FUND II          WELLS REAL          TOTAL
                                                                AND              ESTATE          PARTNERS'
                                                               II-OW            FUND III          CAPITAL
                                                             ----------        ----------        ----------
Balance, December 31, 1994                                   $2,351,445        $1,419,756        $3,771,201
 Net income                                                      57,577            34,767            92,344
 Partnership distributions                                      (96,065)          (58,009)         (154,074)
                                                             ----------        ----------        ----------
Balance, December 31, 1995                                    2,312,957         1,396,514         3,709,471
 Net income                                                       9,655             5,830            15,485
 Partnership distributions                                      (66,498)          (40,154)         (106,652)
                                                             ----------        ----------        ----------
Balance, December 31, 1996                                    2,256,114         1,362,190         3,618,304
 Net income                                                      91,002            54,952           145,954
 Partnership distributions                                     (190,653)         (115,125)         (305,778)
                                                             ----------        ----------        ----------
Balance, December 31, 1997                                   $2,156,463        $1,302,017        $3,458,480
                                                             ==========        ==========        ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                   1997             1996              1995
                                                                ---------        ---------        ----------
Cash flows from operating activities:
 Net income                                                     $ 145,954        $  15,485        $   92,344
                                                                ---------        ---------        ----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                  54,014           54,014            63,446
     Equity in (income) loss of joint venture                     (27,213)          19,378                 0
     Changes in assets and liabilities:
       Accounts receivable                                         24,229           (9,262)           (7,188)
       Prepaid expenses and other assets                            5,568            5,568             5,568
       Accounts payable                                           (16,161)          18,860            (3,431)
       Due to affiliates                                           (1,163)             465               465
                                                                ---------        ---------        ----------
         Total adjustments                                         39,274           89,023            58,860
                                                                ---------        ---------        ----------
         Net cash provided by operating activities                185,228          104,508           151,204
                                                                ---------        ---------        ----------
Cash flows from investing activities:
 Distributions received from joint venture                         89,622            7,022                 0
                                                                ---------        ---------        ----------
Cash flows from financing activities:
 Advances received from affiliate                                       0                0            30,173
 Distributions to joint venture partners                         (229,631)        (136,320)         (179,724)
                                                                ---------        ---------        ----------
       Net cash used in financing activities                     (229,631)        (136,320)         (149,551)
                                                                ---------        ---------        ----------
Net increase (decrease) in cash and cash equivalents               45,219          (24,790)            1,653
Cash and cash equivalents, beginning of year                        9,102           33,892            32,239
                                                                ---------        ---------        ----------
Cash and cash equivalents, end of year                          $  54,321        $   9,102        $   33,892
                                                                =========        =========        ==========

Supplemental disclosure of noncash items:
 Transfer of real estate assets to joint venture for
  partnership interest, net of accumulated depreciation
  of $50,484                                                    $       0        $       0        $1,729,116
                                                                =========        =========        ==========



   Fund II, III, VI, and VII Associates

   On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1996 and 1997, Fund VI and Fund VII made contributions to the joint venture.
   Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

   The following are the financial statements for Fund II, III, VI, and VII
   Associates:

                      Fund II, III, VI, and VII Associates
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                               1997             1996
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $507,772 in 1997 and $181,798 in 1996                                      5,025,276        4,568,805

 Construction in progress                                                       59,564          214,398
                                                                            ----------       ----------
       Total real estate assets                                              6,410,082        6,108,445
Cash and cash equivalents                                                      219,391          675,703
Accounts receivable                                                             54,524           67,334
Prepaid expenses and other assets                                              269,568          145,820
                                                                            ----------       ----------
       Total assets                                                         $6,953,565       $6,997,302
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $  170,776       $  204,970
 Partnership distributions payable                                             131,907           49,590
                                                                            ----------       ----------
                                                                               302,683          254,560
                                                                            ----------       ----------
Partners' capital:
 Fund II and III Associates                                                  1,608,215        1,690,244
 Wells Real Estate Fund VI                                                   1,789,811        1,759,947
 Wells Real Estate Fund VII                                                  3,252,856        3,292,551
                                                                            ----------       ----------
       Total partners' capital                                               6,650,882        6,742,742
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,953,565       $6,997,302
                                                                            ==========       ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                             1997          1996
                                                                           --------      --------

Revenues:
  Rental income                                                            $679,268      $255,062
                                                                           --------      --------
Expenses:
  Depreciation                                                              325,974       181,798
  Operating costs, net of reimbursements                                    122,261        75,018
  Management and leasing fees                                                48,962        16,376
  Legal and accounting                                                        4,885        14,928
  Lease acquisition costs                                                    50,872        12,456
  Property administration                                                    17,321        10,286
  Computer costs                                                                228         1,368
                                                                           --------      --------
                                                                            570,503       312,230
                                                                           ========      ========
Net income (loss)                                                          $108,765      $(57,168)
                                                                           ========      ========

Net income (loss) allocated to Fund II and III Associates                  $ 27,213      $(19,378)
                                                                           ========      ========

Net income (loss) allocated to Wells Real Estate Fund VI                   $ 28,409      $(10,193)
                                                                           ========      ========

Net income (loss) allocated to Wells Real Estate Fund VII                  $ 53,143      $(27,597)
                                                                           ========      ========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                               FUND II             WELLS           WELLS REAL            TOTAL
                                               AND III          REAL ESTATE          ESTATE            PARTNERS'
                                              ASSOCIATES           FUND VI           FUND VII            CAPITAL
                                              ----------         ----------         ----------         ----------

Balance, January 1, 1995                      $        0         $        0         $        0         $        0
 Partnership contributions                     1,729,116          1,028,210          2,521,739          5,279,065
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1995                     1,729,116          1,028,210          2,521,739          5,279,065
 Partnership contributions                             0            761,259            835,646          1,596,905
 Partnership distributions                       (19,494)           (19,329)           (37,237)           (76,060)
 Net loss                                        (19,378)           (10,193)           (27,597)           (57,168)
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1996                     1,690,244          1,759,947          3,292,551          6,742,742
 Partnership contributions                             0            116,675            121,576            238,251
 Partnership distributions                      (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                       27,213             28,409             53,143            108,765
                                              ----------         ----------         ----------         ----------
Balance, December 31, 1997                    $1,608,215         $1,789,811         $3,252,856         $6,650,882
                                              ==========         ==========         ==========         ==========

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                              1997              1996               1995
                                                            --------         ----------         ----------
Cash flows from operating activities:
 Net income                                                 $108,765         $  (57,168)       $         0
                                                            --------         ----------         ----------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation                                            325,974            181,798                  0
     Changes in assets and liabilities:
       Accounts receivable                                    12,810            (67,334)                 0
       Prepaid expenses and other assets                    (123,748)          (104,792)           (41,028)
       Accounts payable and accrued expenses                 (34,194)            88,532             22,256
                                                            --------         ----------         ----------
         Total adjustments                                   180,842             98,204            (18,772)
                                                            --------         ----------         ----------
         Net cash provided by (used in) operating
           activities                                        289,607             41,036            (18,772)
                                                            --------         ----------         ----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                      0           (358,467)           452,649
 Investment in real estate                                  (620,059)        (1,736,082)        (2,595,190)
                                                            --------         ----------         ----------
         Net cash used in investing activities              (620,059)        (2,094,549)        (2,142,541)
                                                            --------         ----------         ----------
Cash flows from financing activities:
 Contributions from joint venture partners                   230,699          1,434,308          3,482,691
 Distributions to joint venture partners                    (356,559)           (26,470)                 0
                                                            --------         ----------         ----------
         Net cash (used in) provided by financing
           activities                                       (125,860)         1,407,838          3,482,691
                                                            --------         ----------         ----------
Net (decrease) increase in cash and cash equivalents        (456,312)          (645,675)         1,321,378
Cash and cash equivalents, beginning of year                 675,703          1,321,378                  0
                                                            --------         ----------         ----------
Cash and cash equivalents, end of year                      $219,391         $  675,703         $1,321,378
                                                            ========         ==========         ==========

Supplemental disclosure of noncash investing activities:
   Contribution of real estate assets                       $      0         $        0         $1,729,116
                                                            ========         ==========         ==========

   Deferred project costs applied by partners               $  7,552         $  162,597         $   67,257
                                                            ========         ==========         ==========


4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997, 1996, and 1995 is calculated as follows:

                                                                                      1997       1996       1995
                                                                                   ---------   --------  ----------
Financial statement net (loss) income                                              $(331,376)  $112,364  $1,011,745
Increase (decrease) in net (loss) income resulting from:
 Depreciation expense for financial reporting purposes in excess of amounts for
  income tax purposes                                                                558,365    496,465     112,852

 Joint venture change in ownership                                                         0          0     (28,326)
 Expenses deductible when paid for income tax purposes, accrued for financial
  reporting purposes                                                                  27,667     18,757      15,308

 Rental income accrued for financial reporting purposes in excess of amounts for
  income tax purposes                                                                 38,033     65,099     109,964

 Loss on retirement of fixed assets for income tax purposes                          (13,835)         0           0
 Involuntary conversion of fixed assets for income tax purposes                      (13,560)         0           0
 Meals and entertainment                                                                 827          0           0
                                                                                   ---------   --------  ----------
Income tax basis net income                                                        $ 266,121   $692,685  $1,221,543
                                                                                   =========   ========  ==========


   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                                1997          1996          1995
                                                                            -----------   -----------   -----------
Financial statement partners' capital                                       $23,460,451   $24,443,952   $25,586,783
Increase (decrease) in partners' capital resulting from:
 Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                             1,167,682       609,317       112,852

 Joint venture change in ownership                                              (28,326)      (28,326)      (28,326)
 Accumulated expenses deductible when paid for income tax purposes,
  accrued for financial reporting purposes                                      477,662       449,995       431,238

 Accumulated rental income accrued for financial reporting purposes in
  excess of amounts for income tax purposes                                    (124,997)     (163,030)     (244,372)

 Partnership distributions payable                                              331,965       159,482       487,104
 Other                                                                          (42,026)      (15,458)          785
                                                                            -----------   -----------   -----------
Income tax basis partners' capital                                          $25,242,411   $25,455,932   $26,346,064
                                                                            ===========   ===========   ============

 5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

               Year ended December 31:
                1998                                $ 2,313,762
                1999                                  1,871,496
                2000                                  1,558,689
                2001                                  1,492,430
                2002                                    826,658
               Thereafter                             2,739,917
                                                    -----------
                                                    $10,802,952
                                                    ===========

   Three significant tenants contributed approximately 18%, 13%, and 23% of rental income, which is included in equity in loss of joint ventures, for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 37% and 35% of future minimum rental income.

   The future minimum rental income due Fund II and II-OW for the 1st Union Property under noncancelable operating leases at December 31, 1997 is as follows:

              Year ended December 31:
               1998                                $512,967
               1999                                 174,875
                                                   --------
                                                   $687,842
                                                   ========

   One significant tenant at the 1st Union Property contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1997 is as follows:

             Year ended December 31:
              1998                                $  857,737
              1999                                   629,923
              2000                                   385,861
              2001                                   298,015
              2002                                   221,950
             Thereafter                              152,500
                                                  ----------
                                                  $2,545,986
                                                  ==========

   Three significant tenants will contribute approximately 13%, 27%, and 11% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1997 is as follows:

              Year ended December 31:
               1998                             $  833,808
               1999                                788,101
               2000                                725,527
               2001                                675,986
               2002                                653,869
              Thereafter                         5,061,423
                                                ----------
                                                $8,738,714
                                                ==========

   One significant tenant contributed approximately 67% of rental income for the year ended December 31, 1997. In addition, one tenant will contribute approximately 89% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1997 is as follows:

              Year ended December 31:
               1998                              $1,458,240
               1999                               1,458,240
               2000                               1,476,960
               2001                               1,488,000
               2002                                 550,722
              Thereafter                                  0
                                                 ----------
                                                 $6,432,162
                                                 ==========

   One significant tenant at The Atrium contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1997 is as follows:

             Year ended December 31:
              1998                                 $  249,550
              1999                                    249,550
              2000                                    249,550
              2001                                    249,550
              2002                                     20,795
                                                   ----------
                                                   $1,018,995
                                                   ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1997 is as follows:

            Year ended December 31:
             1998                               $  811,017
             1999                                  800,552
             2000                                  655,056
             2001                                  589,985
             2002                                  335,261
            Thereafter                             385,280
                                                ----------
                                                $3,577,151
                                                ==========

   Two significant tenants contributed approximately 18% and 15% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 28% and 14% of future minimum rental income.

 6. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Wells Real Estate Fund II
Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of THE 1ST UNION PROPERTY as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The 1st Union Property as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                             THE 1ST UNION PROPERTY


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS


                                                                                1997             1996
                                                                             ----------       ----------

REAL ESTATE ASSETS:
 Land                                                                        $1,367,856       $1,367,856
 Building and improvements, less accumulated depreciation of
  $2,256,118 in 1997 and $1,888,451 in 1996                                   5,515,000        5,882,667
                                                                             ----------       ----------
       Total real estate assets                                               6,882,856        7,250,523

CASH AND CASH EQUIVALENTS                                                       103,238           88,038

ACCOUNTS RECEIVABLE                                                              84,208          114,560

PREPAID EXPENSES AND OTHER ASSETS                                                61,183           79,538
                                                                             ----------       ----------
       Total assets                                                          $7,131,485       $7,532,659
                                                                             ==========       ==========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                           $  111,427       $  107,463
 Due to affiliate                                                                 4,561            5,708
                                                                             ----------       ----------
       Total liabilities                                                        115,988          113,171
                                                                             ----------       ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                    6,657,813        7,040,352
 Wells Real Estate Fund II-OW                                                   357,684          379,136
                                                                             ----------       ----------
       Total partners' capital                                                7,015,497        7,419,488
                                                                             ----------       ----------
       Total liabilities and partners' capital                               $7,131,485       $7,532,659
                                                                             ==========       ==========




       The accompanying notes are an integral part of these balance sheets.

                             THE 1ST UNION PROPERTY


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                    1997           1996           1995
                                                                  --------       --------       --------
REVENUES:
 Rental income                                                    $458,867       $460,920       $458,867
                                                                  --------       --------       --------
EXPENSES:
 Depreciation                                                      367,667        367,667        235,794
 Legal and accounting                                                5,600          6,750            169
 Management and leasing fees                                        27,532         27,532         27,532
 Lease acquisition costs                                            18,355         18,355         18,355
 Operating costs                                                     6,574         10,349         18,930
 Computer costs                                                        107          1,410          1,749
                                                                  --------       --------       --------
                                                                   425,835        432,063        302,529
                                                                  --------       --------       --------
NET INCOME                                                        $ 33,032       $ 28,857       $156,338
                                                                  ========       ========       ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                 $ 31,278       $ 27,383       $148,349
                                                                  ========       ========       ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW              $  1,754       $  1,474       $  7,989
                                                                  ========       ========       ========



        The accompanying notes are an integral part of these statements.

                             The 1st Union Property


                        Statements of Partners' Capital

             for the Years Ended December 31, 1997, 1996, and 1995




                                                           WELLS REAL            WELLS REAL        TOTAL
                                                             ESTATE                ESTATE         PARTNERS'
                                                             FUND II             FUND II-OW        CAPITAL
                                                           ----------            ----------       ----------
BALANCE, December 31, 1994                                 $7,592,156             $408,851        $8,001,007

 Net income                                                   148,349                7,989           156,338
 Distributions                                               (350,089)             (18,853)         (368,942)
                                                           ----------             --------        ----------
BALANCE, December 31, 1995                                  7,390,416              397,987         7,788,403

 Net income                                                    27,383                1,474            28,857
 Distributions                                               (377,447)             (20,325)         (397,772)
                                                           ----------             --------        ----------
BALANCE, December 31, 1996                                  7,040,352              379,136         7,419,488

 Net income                                                    31,278                1,754            33,032
 Distributions                                               (413,817)             (23,206)         (437,023)
                                                           ----------             --------        ----------
BALANCE, December 31, 1997                                 $6,657,813             $357,684        $7,015,497
                                                           ==========             ========        ==========




        The accompanying notes are an integral part of these statements.

                             THE 1ST UNION PROPERTY


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                              1997              1996              1995
                                                                            ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  33,032         $  28,857         $ 156,338
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             367,667           367,667           235,794
     Changes in assets and liabilities:
       Accounts receivable                                                     30,352           (19,358)          (63,604)
       Prepaid expenses and other assets                                       18,355            18,356            18,355
       Accounts payable                                                             0                 0           (54,599)
       Due to affiliate                                                        (1,147)            1,092             2,770
                                                                            ---------         ---------         ---------
       Total adjustments                                                      415,227           367,757           138,716
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            448,259           396,614           295,054
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                     (433,059)         (406,211)         (366,265)
                                                                            ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           15,200            (9,597)          (71,211)

CASH AND CASH EQUIVALENTS, beginning of year                                   88,038            97,635           168,846
                                                                            ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                      $ 103,238         $  88,038         $  97,635
                                                                            =========         =========         =========



        The accompanying notes are an integral part of these statements.

                             THE 1ST UNION PROPERTY



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1997, 1996, AND 1995

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   The 1st Union Property ("1st Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and II-OW and Fund II-OW owns 5% of Fund II and II-OW at December 31, 1997, 1996, and 1995. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   INCOME TAXES

   1st Union is not deemed to be a taxable entity for federal income tax purposes.

   REAL ESTATE ASSETS

   Real estate assets held by 1st Union are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment of long-lived assets have occurred and how impairment losses should be measured. 1st Union adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of 1st Union.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of 1st Union's real estate assets as of December 31, 1997.

   Depreciation is calculated using the straight-line method over estimated useful life of the real estate assets. Effective October 1, 1995, 1st Union revised its estimate of the useful life of the building and improvements from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $41,516 in the fourth quarter of 1995 and $173,389 in the years ended December 31, 1997 and 1996.

   REVENUE RECOGNITION

   The lease on 1st Union's real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

   DEFERRED LEASE ACQUISITION COSTS

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   CASH AND CASH EQUIVALENTS

   For the purposes of the statements of cash flows, 1st Union considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

 2. RENTAL INCOME

   The future minimum rental income due 1st Union under noncancelable operating leases at December 31, 1997 is as follows:

                Year ended December 31:
                 1998                                $512,967
                 1999                                 174,875
                                                     --------
                                                     $687,842
                                                     ========

   One tenant at 1st Union contributed 100% of rental income for the year ended December 31, 1997 and represents 100% of the future minimum rental income above.

 3. RELATED-PARTY TRANSACTIONS

   1st Union entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of 1st Union. In consideration for supervising the management of 1st Union, 1st Union will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing

   (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   1st Union incurred management and leasing fees and lease acquisition costs of $45,887 for each of the three years ended December 31, 1997, 1996, and 1995, which were paid to Wells Management.

 4. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against 1st Union. In the normal course of business, 1st Union may become subject to such litigation or claims.

                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997



                                                                      INITIAL COST
                                                                -------------------------         COSTS OF
                                                                            BUILDINGS AND        CAPITALIZED
        DESCRIPTION                             ENCUMBRANCES      LAND      IMPROVEMENTS         IMPROVEMENTS
--------------------------------                ------------    -------------------------        ------------
THE CHARLOTTE PROPERTY (a)                          None        $1,282,500    $ 7,267,500         $   588,974

880 PROPERTY (b)                                    None         1,325,242              0           5,592,612

THE ATRIUM AT NASSAU BAY (c)                        None         1,367,000     10,983,000           2,526,766

CHEROKEE COMMONS (d)                                None         1,142,663      6,462,837           2,827,237

HERITAGE PLACE AT TUCKER (e)                        None         2,756,378              0           9,342,093

880 PROPERTY--BROOKWOOD GRILL (f)
                                                    None           523,319              0           1,494,717
                                                                ----------    -----------         -----------
       Total                                                    $8,397,102    $24,713,337         $22,372,399
                                                                ==========    ===========         ===========

                                                     GROSS AMOUNT AT WHICH CARRIED AT
                                                             DECEMBER 31, 1997
                                                  -----------------------------------------
                                                  BUILDINGS AND   CONSTRUCTION                 ACCUMULATED
   DESCRIPTION                         LAND       IMPROVEMENTS     IN PROGRESS     TOTAL      DEPRECIATION
------------------------             ----------   -------------   ------------  -----------   ------------
THE CHARLOTTE PROPERTY (a)           $1,367,856    $ 7,771,118      $      0    $ 9,138,974   $ 2,256,118

880 PROPERTY (b)                      1,325,242      5,533,048        59,564      6,917,854       507,772

THE ATRIUM AT NASSAU BAY (c)          1,504,743     13,372,023             0     14,876,766     4,567,184

CHEROKEE COMMONS (d)                  1,219,704      9,210,142         2,891     10,432,737     2,273,149

HERITAGE PLACE AT TUCKER (e)          3,260,887      8,557,254       280,330     12,098,471     2,473,553

880 PROPERTY--BROOKWOOD GRILL (f)       745,223      1,272,813             0      2,018,036       275,717
                                     ----------    -----------      --------    -----------   -----------
       Total                         $9,423,655    $45,716,398      $342,785    $55,482,838   $12,353,493
                                     ==========    ===========      ========    ===========   ===========

                                                                      LIFE ON WHICH
                                          DATE OF         DATE       DEPRECIATION IS
      DESCRIPTION                       CONSTRUCTION    ACQUIRED       COMPUTED (g)
--------------------------              ------------    --------     ---------------
THE CHARLOTTE PROPERTY (a)                   1987       05/09/89      20 to 25 years

880 PROPERTY (b)                             1996       01/31/90      20 to 25 years

THE ATRIUM AT NASSAU BAY (c)                 1988       04/03/89      12 to 25 years

CHEROKEE COMMONS (d)                         1986       06/09/87      20 to 25 years

HERITAGE PLACE AT TUCKER (e)                 1987       09/04/86      20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (f)            1991       03/27/91      20 to 25 years

(a) The Charlotte Property is a two-story office building located in Charlotte, North Carolina. It is owned by Fund II and II-OW. The Partnership owned a 95% interest in Fund II and II-OW at December 31, 1997.

(b) The 880 Property is a 4.3-acre tract of real property under development located in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owns a 95% interest in the Fund II and II-OW joint venture, which owned a 15% interest in Fund II, III, VI, and VII Associates at December 31, 1997.

(c) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates--The Atrium. The Partnership owns a 95% interest in the Fund II and II-OW joint venture, which owned a 61% interest in Fund II and III Associates at December 31, 1997.

(d) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee. The Partnership owns a 95% interest in the Fund II and II-OW joint venture, which owned a 54% interest in Fund I, II, II-OW, VI, and VII Associates-- Cherokee at December 31, 1997.

(e) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II--Tucker. The Partnership owns a 95% interest in the Fund II and II-OW joint venture, which owned a 45% interest in Fund I and II--Tucker at December 31, 1997.

(f) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates. The Partnership owns a 95% interest in the Fund II and II-OW joint venture, which owned a 62% interest in the 880 Property--Brookwood Grill at December 31, 1997.

(g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                           WELLS REAL ESTATE FUND II

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997


                                                                        ACCUMULATED
                                                             COST      DEPRECIATION
                                                         -----------   ------------
BALANCE AT DECEMBER 31, 1995                             $52,110,835    $ 7,986,666

   1996 additions                                          2,025,439      2,126,514
   1996 deductions                                          (260,440)       (54,242)
                                                         -----------    -----------
BALANCE AT DECEMBER 31, 1996                              53,875,834     10,058,938

   1997 additions                                          1,989,779      2,404,063
   1997 deductions                                          (382,775)      (109,508)
                                                         -----------    -----------
BALANCE AT DECEMBER 31, 1997                             $55,482,838    $12,353,493
                                                         ===========    ===========

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

EXHIBIT                     SEQUENTIAL
Number               DESCRIPTION OF DOCUMENT              PAGE NUMBER
---------  --------------------------------------------   -----------

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

*10(c)      Purchase Agreement for the acquisition        N/A
            of Heritage Place at Tucker dated
            April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

EXHIBIT                     SEQUENTIAL
Number               DESCRIPTION OF DOCUMENT              PAGE NUMBER
---------  --------------------------------------------   -----------

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

EXHIBIT                     SEQUENTIAL
Number               DESCRIPTION OF DOCUMENT              PAGE NUMBER
---------  --------------------------------------------   -----------
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

EXHIBIT                     SEQUENTIAL
Number               DESCRIPTION OF DOCUMENT              PAGE NUMBER
---------  --------------------------------------------   -----------
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
           File No. 0-23656)

EXHIBIT                     SEQUENTIAL
Number               DESCRIPTION OF DOCUMENT              PAGE NUMBER
---------  --------------------------------------------   -----------
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

*10(x)     Amended and Restated Custodial Agency            N/A
           Agreement between Wells Real Estate
           Fund II and NationsBank of Georgia, N.A.
           dated August 1, 1995 (Exhibit to Form
           10-K of Wells Real Estate Fund II for
           the fiscal year ended December 31, 1995, File No. 0-16518)