Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND II
filed 1998-05-13
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       March 31, 1998                         or
                               ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the transition period from _____________________ to ______________________

Commission file number                      0-16518
                      ---------------------------------------------------------

                           Wells Real Estate Fund II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                        58-1678709
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                       30092
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

                                     INDEX
                                     -----


                                                            Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1998
                  and December 31, 1997........................  3

                 Statements of Income for the Three Months
                  Ended March 31, 1998 and 1997................  4

                 Statements of Partners' Capital for the Year
                  Ended December 31, 1997 and the Three Months
                  Ended March 31, 1998.........................  5

                 Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1997................  6

                 Condensed Notes to Financial Statements.......  7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................... 11

PART II.  OTHER INFORMATION.................................... 19

                           WELLS REAL ESTATE FUND II
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


          Assets                        March 31, 1998  December 31, 1997
          ------                        --------------  -----------------

Investment in joint venture (Note 2)       $23,096,962        $23,435,256
Cash and cash equivalents                       38,004             37,249
Due from affiliate                             383,060            322,925
Prepaid and other assets                            70                  0
                                           -----------        -----------

     Total assets                          $23,518,096        $23,795,430
                                           ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                          $     3,642        $     3,014
 Partnership distributions payable             392,297            331,965
                                           -----------        -----------

     Total liabilities                     $   395,939        $   334,979
                                           -----------        -----------

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                   23,122,157         23,460,451
  Class B - 30,221 Units                             0                  0
                                           -----------        -----------

     Total partners' capital                23,122,157         23,460,451
                                           -----------        -----------

       Total liabilities and
            partners' capital              $23,518,096        $23,795,430
                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME


                                                             Three Months Ended
                                                             ------------------

                                                       March 31, 1998  March 31, 1997
                                                       --------------  --------------

Revenues:
  Equity in income (loss) of joint venture (Note 2)           $44,766       $(135,151)
  Interest income                                                 161              59
                                                              -------       ---------
                                                              $44,927       $(135,092)
                                                              -------       ---------

Expenses:
  Partnership administration                                  $    80       $       0
                                                              -------       ---------

  Net income (loss)                                           $44,847       $(135,092)
                                                              =======       =========

Net income allocated to
  Class A Limited Partners                                    $44,847       $  27,591

Net loss allocated to
  Class B Limited Partners                                    $  0.00       $(162,683)

Net income per Class A
  Limited Partner Unit                                        $  0.41       $     .00

Net loss per Class B
  Limited Partner Unit                                        $  0.00       $   (4.47)

Cash distribution per Class A
  Limited Partner Unit                                        $  3.53       $     .00

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II


                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED
                                MARCH 31, 1998



                                                  LIMITED PARTNERS
                                     ------------------------------------------
                                            CLASS A               CLASS B            TOTAL
                                     ----------------------  ------------------    PARTNERS'
                                      UNITS      AMOUNTS     UNITS    AMOUNTS       CAPITAL
                                     ------      -------     -----    -------      --------
BALANCE, DECEMBER 31, 1996           108,572   $24,281,269   30,221  $ 162,683    $24,443,952

  Net loss                                 0      (168,693)       0   (162,683)      (331,376)
  Partnership distributions                0      (652,125)       0          0       (652,125)
                                     -------   -----------   ------  ---------    -----------
BALANCE, DECEMBER 31, 1997           108,752    23,460,451   30,221          0     23,460,451

  Net income                               0        44,847        0          0         44,847
  Partnership distributions                0      (383,141)       0          0       (383,141)
                                     -------   -----------   ------  ---------    -----------
BALANCE, MARCH 31, 1998              108,572   $23,122,157   30,221  $       0    $23,122,157
                                     =======   ===========   ======  =========    ===========


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended
                                                                             ------------------
                                                                      March 31, 1998   March 31, 1997
                                                                      --------------   --------------

Cash flows from operating activities:
 Net income (loss)                                                         $  44,847        $(135,092)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Equity in (income) loss of joint ventures                                 (44,766)         135,151
   Changes in assets and liabilities:
     Withholdings and accounts payable                                           629             (379)
     Due from shareholders                                                       (70)               0
                                                                           ---------        ---------
     Total adjustments                                                       (44,207)         134,772
                                                                           ---------        ---------
      Net cash provided by (used in)
       operating activities                                                      640             (320)
                                                                           ---------        ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                  322,925          127,344
                                                                           ---------        ---------

Cash flow from financing activities:
 Partnership distribution paid                                              (322,810)        (150,696)
                                                                           ---------        ---------

Net increase (decrease) in cash and cash equivalents                             755          (23,672)

Cash and cash equivalents, beginning of year                                  37,249           62,741
                                                                           ---------        ---------

Cash and cash equivalents, end of period                                   $  38,004        $  39,069
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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Associates"); (iii) Fund II-III-VI-VII Joint Venture, a joint venture among the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Associates"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I (the "Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Joint Venture, a joint venture among Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1997 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of March 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund II (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of March 31, 1998 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of March 31, 1998, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     For a description of the various joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1997.

Following are the financial statements for Fund II and II-OW:

                               FUND II and II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                       Assets                                 March 31, 1998        December 31, 1997
                       ------                                 --------------        -----------------

Real estate, at cost:
 Land                                                             $ 1,367,856             $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,348,034 in 1998 and
 $2,256,118 in 1997                                                 5,423,084               5,515,000
                                                                  -----------             -----------

     Total real estate assets                                       6,790,940               6,882,856
                                                                  -----------             -----------

Investment in joint ventures                                       17,481,320              17,734,845
Cash and cash equivalents                                              82,250                  84,392
Due from affiliates                                                   317,854                 248,623
Accounts receivable                                                    72,623                  84,207
Prepaid expenses and other assets                                      56,900                  61,183
                                                                  -----------             -----------

     Total assets                                                 $24,801,887             $25,096,106
                                                                  ===========             ===========


          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Partnership distributions payable                                $   404,541             $   341,034
 Due to affiliates                                                      4,099                   4,561
                                                                  -----------             -----------

     Total liabilities                                                408,640                 345,595
                                                                  -----------             -----------

Partners' capital:
 Wells Real Estate Fund II                                         23,096,962              23,435,256
 Wells Real Estate Fund II-OW                                       1,296,285               1,315,255
                                                                  -----------             -----------

     Total partners' capital                                       24,393,247              24,750,511
                                                                  -----------             -----------

     Total liabilities and partners' capital                      $24,801,887             $25,096,106
                                                                  ===========             ===========

           See accompanying condensed notes to financial statements.

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

                                                                         Three Months Ended
                                                                         ------------------
                                                          March 31, 1998              March 31, 1997
                                                          --------------              --------------
Revenues:
 Rental income                                                  $114,717                   $ 114,717
 Equity in income (loss) of joint ventures                        64,339                    (121,612)
 Interest income                                                     130                         102
                                                                --------                   ---------
                                                                 179,186                      (6,793)
                                                                --------                   ---------
Expenses:
 Management & leasing expenses                                     6,883                       6,883
 Lease acquisition costs                                           4,589                       4,589
 Operating costs  rental property                                  3,854                         983
 Depreciation                                                     91,917                      91,917
 Legal and accounting                                             12,021                      12,645
 Computer costs                                                    2,075                       2,793
 Partnership administration                                       10,570                      16,127
                                                                --------                   ---------
                                                                 131,909                     135,937
                                                                --------                   ---------

Net income (loss)                                               $ 47,277                   $(142,730)
                                                                ========                   =========

Net income (loss) allocated to Wells
 Real Estate Fund II                                            $ 44,766                   $(135,151)

Net income (loss) allocated to Wells
 Real Estate Fund II-OW                                         $  2,510                   $  (7,579)

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 95% occupied, as compared to 64% occupied as of March 31, 1997. The increase in the occupied percentages for 1998 compared to 1997 is due to the occupancy of The Atrium by the Boeing Company in May 1997.

     The increase in gross revenues of the Partnership to $44,927 for the three months ended March 31, 1998, as compared to $(135,092) for the three months ended March 31, 1997 is due to the occupancy of The Atrium by Boeing Company in May 1997. Administrative expenses of the Partnership which are incurred at the joint venture level, decreased for the three months ended March 31, 1998, compared to the same period of 1997, due primarily to decreases in professional fees, printing and other general and administrative expenses.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1998, compared to 1997, due to the increase in income which resulted from the new lease at The Atrium. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended March 31, 1998 and March 31, 1997 were $383,060 and $184,190, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the first quarter of 1998 in the amount of $3.53 per Unit. No cash distributions were made to Limited Partners holding Class A Units for first quarter 1997, due to the reserve required to fund tenant improvements at The Atrium. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of March 31, 1998, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                           $114,717         $114,717

Expenses:
 Depreciation                                                              91,917           91,917
 Management & leasing expenses                                             11,472           11,472
 Other operating expenses                                                   3,724              983
                                                                         --------         --------
                                                                          107,113          104,372
                                                                         --------         --------

Net income                                                               $  7,604         $ 10,345
                                                                         ========         ========

Occupied %                                                                    100%             100%
Partnership's Ownership %                                                    94.7%            94.7%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                                       $111,344         $105,796

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                                       $  7,604         $ 10,345

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 1998 and 1997. The decrease in net income for the first quarter of 1998 compared to 1997 was primarily due to the increase in accounting fees and administrative fees of
approximately $2,200.   Cash generated to the joint venture increased from
$105,796 in first quarter 1997 to $111,344 in first quarter 1998 due primarily to the receipt of a refund of 1997 insurance premiums.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                           $367,536        $       0
 Interest income                                                                0            2,517
                                                                         --------        ---------
                                                                          367,536            2,517
                                                                         --------        ---------
Expenses:
 Depreciation                                                             216,930          168,642
 Management & leasing expenses                                             44,488                0
 Other operating expenses                                                 158,431           97,967
                                                                         --------        ---------
                                                                          419,849          266,609
                                                                         --------        ---------

Net (loss)                                                               $(52,313)       $(264,092)
                                                                         ========        =========

Occupied %                                                                    100%               0%
Partnership's Ownership %                                                    58.0%            62.1%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                                       $112,949        $       0

Net (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*                                       $(32,067)       $(173,244)

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for the three months ended March 31, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses increased in 1998 compared to 1997 with the occupancy of the building by Boeing. Cash generated to the joint venture increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                            $56,338          $56,544
 Equity in income of joint venture                                         16,131           10,857
                                                                          -------          -------
                                                                           72,469           67,401
                                                                          -------          -------
Expenses:
 Depreciation                                                              13,503           13,503
 Management & leasing expenses                                              7,033            6,761
 Other operating expenses                                                   5,229            2,259
                                                                          -------          -------
                                                                           25,765           22,523
                                                                          -------          -------

Net income                                                                $46,704          $44,878
                                                                          =======          =======

Occupied %                                                                    100%             100%
Partnership's Ownership %                                                    59.0%            59.0%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                                        $57,651          $47,131

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                                        $29,120          $27,982

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for the three months ended March 31, 1998, as compared to 1997, due primarily to the increase in equity of joint venture, which is the result of increased occupancy at the Holcomb Bridge Road Property. The increase in operating expenses for the first quarter of 1998 over the same period of 1997 is due primarily to billing of reimbursements in first quarter 1997. The increase in net income is due primarily to the increase of approximately $5,000 in the equity in income of the joint venture which was partially offset by the decrease in billing of reimbursements noted above.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                           $213,235         $160,185

Expenses:
 Depreciation                                                              93,904           66,130
 Management & leasing expenses                                             29,364           20,580
 Other operating expenses                                                  23,033           30,307
                                                                         --------         --------
                                                                          146,301          117,017
                                                                         --------         --------

Net income                                                               $ 66,934         $ 43,168
                                                                         ========         ========

Occupied %                                                                   94.1%            63.0%
Partnership's Ownership %                                                    14.2%            14.9%

Cash distributions to the
 Fund II-Fund III Joint Venture*                                         $ 41,168         $ 27,496

Net income allocated to the
 Fund II-Fund III Joint Venture*                                         $ 16,131         $ 10,857

*The Partnership holds a 59.04% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1998, fourteen tenants are occupying approximately 46,600 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1998, compared to the same quarter of 1997, are due to the five additional tenants occupying the property in 1998, as compared to the first quarter of 1997.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 14.2% in 1998, as compared to 14.9% in 1997, due to additional fundings by Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. which decreased the Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                           $300,361         $261,866
 Interest income                                                              137              129
                                                                         --------         --------
                                                                          300,498          261,995
                                                                         --------         --------
Expenses:
 Depreciation                                                             107,288           97,668
 Management & leasing expenses                                             42,588           20,190
 Other operating expenses                                                 109,595          157,408
                                                                         --------         --------
                                                                          259,471          275,266
                                                                         --------         --------

Net  income (loss)                                                       $ 41,027         $(13,271)
                                                                         ========         ========

Occupied %                                                                     83%              76%
Partnership's Ownership %                                                    42.5%            42.5%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                                       $ 44,564         $ 35,883

Net income (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*                                       $ 18,425         $ (5,960)

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 76% to 83%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                                   March 31, 1998   March 31, 1997
                                                                   --------------   --------------
Revenues:
 Rental income                                                           $228,977         $217,439
 Interest income                                                               22               18
                                                                         --------         --------
                                                                          228,999          217,457
                                                                         --------         --------
Expenses:
 Depreciation                                                             110,563          107,525
 Management & leasing expenses                                             25,751           31,541
 Other operating expenses                                                   3,131           24,119
                                                                         --------         --------
                                                                          139,445          163,185
                                                                         --------         --------

Net income                                                               $ 89,554         $ 54,272
                                                                         ========         ========

Occupied %                                                                     91%              91%
Partnership's Ownership %                                                    51.7%            51.7%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*                                       $102,700         $ 99,723

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                                       $ 48,861         $ 29,611

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 over 1997, due primarily to a one time adjustment made to the straight-line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------



Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND II
                                           (Registrant)
Dated:  May 11, 1998                   By: /s/Leo F. Wells, III
                                           ---------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President
                                           and Chief Financial Officer
                                           of Wells Capital, Inc.
                                           the Corporate General Partner