Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND II
filed 1998-08-12
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            June 30, 1998                    or
                                 ----------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------------------------
Commission file number                      0-16518
                       -------------------------------------------------------

                           Wells Real Estate Fund II
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                     58-1678709
-------------------------------------       -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                    30092
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

                                 INDEX
                                 -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION
       Item 1. Financial Statements

               Balance Sheets - June 30, 1998
                and December 31, 1997...................................     3

               Statements of Income for the Three Months and Six Months
                Ended June 30, 1998 and 1997............................     4

               Statements of Partners' Capital for the Year Ended
                December 31, 1997 and the Six Months
                Ended June 30, 1998.....................................     5

               Statements of Cash Flows for the Six Months
                Ended June 30, 1998 and 1997............................     6

               Condensed Notes to Financial Statements..................     7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...............................................    11

PART II.   OTHER INFORMATION............................................    19

                           WELLS REAL ESTATE FUND II
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

           ASSETS                       JUNE 30, 1998  DECEMBER 31, 1997
           ------                       -------------  -----------------

Investment in joint venture (Note 2)      $22,742,399        $23,435,256
Cash and cash equivalents                      36,832             37,249
Due from affiliate                            403,383            322,925
                                          -----------        -----------

     Total assets                         $23,182,614        $23,795,430
                                          ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
 Accounts payable                         $     2,136        $     3,014
 Partnership distributions payable            412,884            331,965
                                          -----------        -----------

     Total liabilities                        415,020            334,979
                                          -----------        -----------

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                  22,767,594         23,460,451
  Class B - 30,221 Units                            0                  0
                                          -----------        -----------

     Total partners' capital               22,767,594         23,460,451
                                          -----------        -----------

     Total liabilities and partners'
       capital                            $23,182,614        $23,795,430
                                          ===========        ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENTS OF (LOSS) INCOME

                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                  --------------------------------          -------------------------------
                                  JUNE 30, 1998      JUNE 30, 1997          JUNE 30, 1998     JUNE 30, 1997
                                  -------------      -------------          -------------     -------------
Revenues:
  Equity in (loss) income of
   joint ventures (Note 2)           $48,821           $(116,062)              $93,587           $(251,213)
  Interest income                        145                 135                   306                 194
                                     -------           ---------               -------           ---------
                                      48,966            (115,927)               93,893            (251,019)

Expenses:
  Partnership administration               0                   0                    80                   0
                                     -------           ---------               -------           ---------
  Net (loss) income                  $48,966           $(115,927)              $93,812           $(251,019)
                                     =======           =========               =======           =========

Net (loss) income allocated to
  Class A Limited Partners           $48,966           $(115,927)              $93,812           $ (88,336)

Net loss allocated to Class
  B Limited Partners                 $     0           $       0               $     0           $(162,683)

Net (loss) income per Class A
  Limited Partner Unit               $  0.46           $   (1.07)              $  0.87           $   (0.82)

Net loss per Class B Limited
  Partner Unit                       $  0.00           $    0.00               $  0.00           $   (5.38)

Cash distribution per Class A
  Limited Partner Unit               $  3.72           $    0.00               $  7.25           $    0.00

           See accompanying condensed notes to financial statements.

                                  WELLS REAL ESTATE FUND II
                           (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED
                                       JUNE 30, 1998

                                                  LIMITED PARTNERS
                                     ------------------------------------------
                                            CLASS A               CLASS B            TOTAL
                                     ----------------------  ------------------    PARTNERS'
                                      UNITS      AMOUNTS     UNITS    AMOUNTS       CAPITAL
                                     -------  -------------  ------  ----------  -------------
BALANCE, DECEMBER 31, 1996           108,572   $24,281,269   30,221  $ 162,683    $24,443,952

Net loss                                   0      (168,693)       0   (162,683)      (331,376)
Partnership distributions                  0      (652,125)       0          0       (652,125)
                                     -------   -----------   ------  ---------    -----------
BALANCE, DECEMBER 31, 1997           108,572    23,460,451   30,221          0     23,460,451

Net income                                 0        93,812        0          0         93,812
Partnership distributions                  0      (786,669)       0          0       (786,669)
                                     -------   -----------   ------  ---------    -----------
BALANCE, JUNE 30, 1998               108,572   $22,767,594   30,221  $       0    $22,767,594
                                     =======   ===========   ======  =========    ===========


            See accompanying condensed notes to financial statements

                           WELLS REAL ESTATE FUND II
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                      ------------------------------
                                                                      JUNE 30, 1998   JUNE 30, 1997
                                                                      --------------  --------------
Cash flows from operating activities:
 Net income (loss)                                                        $  93,812       $(251,019)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Equity in (income) loss of joint ventures                                (93,587)        251,213
   Changes in assets and liabilities:
     Withholdings and accounts payable                                         (877)           (385)
                                                                          ---------       ---------
     Total adjustments                                                      (94,464)        250,828
                                                                          ---------       ---------
      Net cash provided by (used in)
       operating activities                                                    (652)           (191)
                                                                          ---------       ---------
 Cash flow from investing activities:
 Investment in joint venture                                                      0        (197,461)
 Distributions received from joint venture                                  705,986         324,806
                                                                          ---------       ---------
                                                                            705,986         127,345

Cash flow from financing activities:
 Distributions to partners from accumulated earnings                       (705,751)       (150,696)
                                                                          ---------       ---------

Net (decrease) in cash and cash equivalents                                    (417)        (23,542)

Cash and cash equivalents, beginning of year                                 37,249          62,741
                                                                          ---------       ---------

Cash and cash equivalents, end of period                                  $  36,832       $  39,199
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

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in

     Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1998. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

              ASSETS                                   JUNE 30, 1998  DECEMBER 31, 1997
              ------                                   -------------  -----------------
Real estate, at cost:
 Land                                                    $ 1,367,856        $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,439,951 in 1998 and
 $2,256,118 in 1997                                        5,331,167          5,515,000
                                                         -----------        -----------

     Total real estate assets                              6,699,023          6,882,856
                                                         -----------        -----------

Investment in joint ventures                              17,216,093         17,734,845
Cash and cash equivalents                                     72,451             84,392
Due from affiliates                                          349,229            248,623
Accounts receivable                                           59,088             84,207
Prepaid expenses and other assets                             52,209             61,183
                                                         -----------        -----------

     Total assets                                        $24,448,093        $25,096,106
                                                         ===========        ===========

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------

Liabilities:
 Partnership distributions payable                       $   426,004        $   341,034
 Due to affiliates                                             3,288              4,561
                                                         -----------        -----------

     Total liabilities                                       429,292            345,595
                                                         -----------        -----------

Partners' capital:
 Wells Real Estate Fund II                                22,742,399         23,435,256
 Wells Real Estate Fund II-OW                              1,276,402          1,315,255
                                                         -----------        -----------

     Total partners' capital                              24,018,801         24,750,511
                                                         -----------        -----------

     Total liabilities and partners' capital             $24,448,093        $25,096,106
                                                         ===========        ===========

           See accompanying condensed notes to financial statements.

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                          ----------------------------------       -------------------------------
                                          JUNE 30, 1998        JUNE 30, 1997       JUNE 30, 1998     JUNE 30, 1997
                                          -------------        -------------       -------------     -------------
Revenues:
 Rental income                              $114,717               $ 114,717          $229,434         $ 229,434
 Equity in (loss) income of joint
  ventures                                    84,001                 (89,663)          148,340          (211,275)
 Interest income                                 114                     119               244               221
                                            --------               ---------          --------         ---------
                                             198,832                  25,173           378,018            18,380
                                            --------               ---------          --------         ---------
Expenses:
 Management and leasing fees                   6,883                   6,883            13,766            13,766
 Lease acquisition costs                       4,588                   4,589             9,177             9,178
 Operating costs-rental property               2,972                   3,925             6,826             4,908
 Depreciation                                 91,916                  91,916           183,833           183,833
 Legal and accounting                         21,574                  21,313            33,595            33,958
 Computer costs                                1,309                   1,651             3,384             4,444
 Partnership administration                   18,032                  17,467            28,602            33,594
                                            --------               ---------          --------         ---------
                                             147,274                 147,744           279,183           283,681
                                            --------               ---------          --------         ---------

Net income (loss)                           $ 51,558               $(122,571)         $ 98,835         $(265,301)
                                            ========               =========          ========         =========

Net income (loss) allocated to
 Wells Real Estate Fund II                  $ 48,821               $(116,062)         $ 93,587         $(251,213)

Net income (loss) allocated to Wells
 Real Estate Fund II-OW                     $  2,737               $  (6,508)         $  5,248         $ (14,087)

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 95% occupied, as compared to 92% occupied as of June 30, 1997. The increase in the occupied percentages for 1998 compared to 1997 is due to the increased occupancy of the 880 Holcomb Bridge Road property.

     The increase in gross revenues of the Partnership to $48,966 for the three months ended June 30, 1998, as compared to $(115,927) for the three months ended June 30, 1997 and $93,893 for the six months ended June 30, 1998, as compared to $(251,019) for the same period of 1997, is due to the occupancy of The Atrium by Boeing Company in May 1997. Administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for the three months ended June 30, 1998, but decreased for the six months ended June 30, 1998, compared to the same period of 1997, due primarily to decreases in professional fees, and other administrative expenses.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1998, compared to 1997, due to the increase in distributions from joint ventures and subsequent distributions to limited partners as a result of the new lease at The Atrium. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1998 and June 30, 1997 were $786,444 and $386,326, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the second quarter of 1998 in the amount of $3.72 per Unit. No cash distributions were made to Limited Partners holding Class A Units for second quarter 1997, due to the reserve required to fund tenant improvements at The Atrium. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of June 30, 1998, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

FIRST UNION AT CHARLOTTE /FUND II AND II-OW JOINT VENTURE
---------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $114,717                 $114,717                  $229,434               $229,434

Expenses:
 Depreciation                              91,916                   91,916                   183,833                183,833
 Management & leasing expenses             11,472                   11,471                    22,944                 22,943
 Other operating expenses                   2,954                    3,925                     6,678                  4,908
                                         --------                 --------                  --------               --------
                                          106,342                  107,312                   213,455                211,684
                                         --------                 --------                  --------               --------

Net  income                              $  8,375                 $  7,405                  $ 15,979               $ 17,750
                                         ========                 ========                  ========               ========

Occupied %                                  100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                      94.7%                    94.7%                     94.7%                  94.7%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*               $117,594                 $108,465                  $228,938               $214,261

Net income generated to the Fund II-
 Fund II-OW Joint Venture*               $  8,375                 $  7,405                  $ 15,979               $ 17,750


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Property operations remained stable for the three and six months ended June 30, 1998 and 1997. Cash generated to the Joint Venture for the three months and six months ended June 30, 1998 increased over the same periods of 1997, due to an increase in rental income billed to the tenant (rental income is straight lined for statement reporting).

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $367,536                $ 189,696                 $ 735,072              $ 189,696
 Interest income                           13,280                      100                    13,280                  2,617
                                         --------                ---------                 ---------              ---------
                                          380,816                  189,796                   748,352                192,313
                                         --------                ---------                 ---------              ---------
Expenses:
 Depreciation                             216,930                  168,643                   433,860                337,285
 Management & leasing expenses             44,679                   29,010                    89,167                 29,010
 Other operating expenses                 183,393                  191,232                   341,824                289,199
                                         --------                ---------                 ---------              ---------
                                          445,002                  388,885                   864,851                655,494
                                         --------                ---------                 ---------              ---------

Net  loss                                $(64,186)               $(199,089)                $(116,499)             $(463,181)
                                         ========                =========                 =========              =========

Occupied %                                  100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                      58.0%                    58.0%                     58.0%                  58.0%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture                $105,670                $       0                 $ 218,619              $       0

Net loss allocated to the Fund II-
 Fund II-OW Joint Venture                $(39,346)               $(122,042)                $ (71,414)             $(295,286)

Rental income increased for the three months and six months ended June 30, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses have increased in 1998 compared to 1997 with the occupancy of the building by Boeing. Cash generated to the Partnership increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $ 56,037                  $56,187                   $112,375                 $112,731
 Equity in income of joint venture         16,943                    7,498                     33,074                   18,355
                                         --------                  -------                   --------                 --------
                                           72,980                   63,685                    145,449                  131,086
Expenses:
 Depreciation                              13,503                   13,503                     27,006                   27,006
 Management & leasing expenses              6,492                    7,284                     13,525                   14,045
 Other operating expenses                 (23,721)                  13,872                    (18,492)                  16,131
                                         --------                  -------                   --------                 --------
                                           (3,726)                  34,659                     22,039                   57,182
                                         --------                  -------                   --------                 --------

Net income                               $ 76,706                  $29,026                  $ 123,410                 $ 73,904
                                         ========                  =======                   ========                 ========

Occupied %                                  100.0%                   100.0%                     100.0%                   100.0%

Partnership Ownership %                      59.0%                    59.0%                      59.0%                    59.0%

Cash distributed to the
 Fund II-Fund III Joint Venture          $ 76,364                  $43,413                   $134,015                 $ 90,544

Net income allocated to the
 Fund II-Fund III Joint Venture          $ 47,826                  $18,097                   $ 76,946                 $ 46,079

Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Property became 100% occupied. Operating expenses decreased for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to the billing of reimbursements during the second quarter in 1998, as compared to billing in the first quarter of 1997. Year-to-date operating expenses decreased in 1998, as compared to 1997, due primarily to a change in method of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $208,645                 $135,912                  $421,880               $296,097

Expenses:
 Depreciation                              94,129                   69,982                   188,033                136,112
 Management & leasing expenses             29,888                   22,483                    59,252                 43,063
 Other operating expenses                  13,797                   13,633                    36,830                 43,940
                                         --------                 --------                  --------               --------
                                          137,814                  106,098                   284,115                223,115
                                         --------                 --------                  --------               --------

Net income (loss)                        $ 70,831                 $ 29,814                  $137,765               $ 72,982
                                         ========                 ========                  ========               ========

Occupied %                                  100.0%                    72.7%                    100.0%                  72.7%

Partnership Ownership %                      14.2%                    14.9%                     14.2%                  14.9%

Cash distributed to the
 Fund II-Fund III Joint Venture*         $ 41,990                 $ 25,828                  $ 83,158               $ 53,324

Net income allocated to the
 Fund II-Fund III Joint Venture*         $ 16,943                 $  7,498                  $ 33,074               $ 18,355

*The Partnership holds a 59.0% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, total expenses and net income for the quarter and six months ended June 30, 1998, compared to the same period of 1997, are due to the property being 100% occupied as of June 30, 1998, as compared to 72.7% the same period of 1997.

The Partnership's ownership percentage in the Fund II,III,VI,VII Joint Venture decreased to 14.2% in 1998, as compared to 14.9% in 1997, due to additional funding by Wells Fund VI and Wells Fund VII.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $311,526                 $267,465                  $611,887               $529,331
 Interest income                              135                      133                       272                    262
                                         --------                 --------                  --------               --------
                                          311,661                  267,598                   612,159                529,593
Expenses:
 Depreciation                             107,288                  104,097                   214,576                201,765
 Management & leasing expenses             34,645                   44,142                    77,233                 64,332
 Other operating expenses                 116,379                  144,379                   225,974                301,787
                                         --------                 --------                  --------               --------
                                          258,312                  292,618                   517,783                567,884
                                         --------                 --------                  --------               --------

Net (loss) income                        $ 53,349                 $(25,020)                 $ 94,376               $(38,291)
                                         ========                 ========                  ========               ========

Occupied %                                   82.0%                    75.0%                     82.0%                  75.0%

Partnership Ownership %                     42.53%                   42.53%                    42.53%                 42.53%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*       $ 51,429                 $ 25,432                  $ 95,993               $ 61,315

Net (loss) income allocated to the
 Fund II-Fund II-OW Joint
 Venture                                 $ 23,959                 $(11,237)                 $ 42,384               $(17,197)

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 75% to 82%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                                 THREE MONTHS ENDED                                SIX MONTHS ENDED
                                       --------------------------------------             ------------------------------------
                                       JUNE 30, 1998            JUNE 30, 1997             JUNE 30, 1998          JUNE 30, 1997
                                       -------------            -------------             -------------          -------------
Revenues:
 Rental income                           $225,705                 $215,973                  $454,682               $433,412
 Interest income                               19                       19                        41                     37
                                         --------                 --------                  --------               --------
                                          225,724                  215,992                   454,723                433,449
Expenses:
 Depreciation                             110,564                  109,697                   221,127                217,222
 Management & leasing expenses             18,737                   19,323                    44,488                 50,864
 Other operating expenses                   1,919                   40,203                     5,050                 64,322
                                         --------                 --------                  --------               --------
                                          131,220                  169,223                   270,665                332,408
                                         --------                 --------                  --------               --------

Net income                               $ 94,504                 $ 46,769                  $184,058               $101,041
                                         ========                 ========                  ========               ========

Occupied %                                   91.0%                    92.0%                     91.0%                  92.0%

Partnership Ownership %                      51.7%                    51.7%                     51.7%                  51.7%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*       $115,766                 $ 84,542                  $218,466               $184,265

Net income allocated to the
 Fund II-Fund II-OW Joint
 Venture*                                $ 51,563                 $ 25,518                  $100,424               $ 55,129

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997 to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND II
                                           (Registrant)
Dated:  August 10, 1998                    By: /s/Leo F. Wells, III
                                               --------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.
                                           the Corporate General Partner