Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND II
filed 1999-04-06
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K




(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1998                               or
                           ---------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              -------------------------------------------------
Commission file number                   0-16518
                              -------------------------------------------------
                                         Wells Real Estate Fund II
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Georgia                                   58-1678709
----------------------------    --------------------------------------------
(State or other                   (I.R.S. Employer Identification Number)
 jurisdiction of
incorporation or
 organization)

3885 Holcomb Bridge Road Norcross, Georgia                 30092
-------------------------------------------    ------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                   --------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class          Name of exchange on which registered
----------------------------  -----------------------------------------------
     NONE                         NONE
----------------------------  -----------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
 -----------------------------------------------------------------------------
                               (Title of Class)


                                 CLASS B UNITS
 -----------------------------------------------------------------------------
                               (Title of Class)

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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partner and Affiliates" - for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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


ITEM 2. PROPERTIES
------------------

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1998, these properties were 97% occupied, up from 96% at December 31, 1997, and from 64% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:


                                                           Partnership's                  Percentage
                                                             Share of                      of Total
                                             Annualized     Annualized     Percentage     Annualized
Year of         Number of                    Gross Base     Gross Base      of Total      Gross Base
 Lease           Leases       Square Feet     Rent (1)       Rent (1)      Square Feet       Rent
 Expiration     Expiring       Expiring       Expiring       Expiring       Expiring       Expiring
------------------------------------------------------------------------------------------------------
  1999            14            22,406           328,600      122,396         6.33%           7.13%
  2000            13            31,438           457,242      199,884         8.88%           9.92%
  2001(2)         21           114,193         1,165,351      669,729        32.24%          25.29%
  2002(3)         15           166,809         2,351,468    1,172,721        47.10%          51.03%
  2003             2             7,358            96,483       41,034         2.08%           2.09%
  2004             2             2,416            39,848       18,042         0.68%           0.86%
  2005             0                 0                 0            0         0.00%           0.00%
  2006             1             5,935           122,294       17,317         1.68%           2.65%
  2007             1             3,600            46,793       24,173         1.02%           1.02%
  2008
---------------------------------------------------------------------------------------------------
                  69           354,155        $4,608,079   $1,203,301       100.00%         100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of First Union Bank with 70,752 square feet at the First Union project.

(3)  Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

The First Union Property/Fund II-Fund II-OW Joint Venture
---------------------------------------------------------

On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a
9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the "Charlotte Property") for a purchase price of $8,550,000.

On May 1, 1994, First Union Bank assumed occupancy of the First Union Property under a lease which expires April 30, 2001. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million on tenant improvements at the First Union Property, a lower rental rate was accepted for the first five years of the lease term.

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

The occupancy rates at the First Union Property as of December 31 were 100% in 1998, 1997, and 1996.

The average effective annual rental per square foot at the First Union was $6.49 for 1998 and 1997, $6.51 for 1996, $5.83 for 1995, $3.88 for 1994, and $28.12
for 1993. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.


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

The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1998, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

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

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of December 31, 1998, the Partnership had contributed approximately $387,752, Wells Fund II-OW had contributed approximately $21,744, Wells Fund III had contributed approximately $659,810, and Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of December 31, 1998, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest in The Atrium of approximately 39% in the project.


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

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 1998, 1997, 1996, 1995 and 1994. The average effective rental per square foot at the Brookwood Grill is $30.26 for 1998 and 1997, $30.29 for 1996, $30.21 for 1995, 1994 and 1993.

As of December 31, 1998, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and Wells Fund III holds an approximately 38% equity interest in the project.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fifteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1998, and 1997 for an occupancy rate of 94%, and 63% for 1996. The average effective annual rental was $17.41 for 1998, $13.71 for 1997 and $9.87 per square foot for 1996.

As of December 31, 1998, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.12%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,496,604 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property is currently $5,478,649, excluding land. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.


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

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1998, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 for the acquisition and development of the Tucker Property. As of December 31, 1998, Wells Fund I had an approximately 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of December 31, 1998, the Tucker Property was 94% occupied by 35 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property at year end was 94% in 1998, 85% in 1997, 77% in 1996, 83% in 1995, 96% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Tucker Property was $12.76 for 1998, $11.08 for 1997, $13.78 for 1996, $12.61 for 1995, $12.63 for
1994, and $11.37 for 1993.


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

As of December 31, 1998, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1998, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

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

The occupancy rate at the Cherokee Property at year end was 91% in 1998, 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Cherokee Property was $8.78 for 1998, $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994,
and $6.47 for 1993.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

No matters were submitted to a vote of the Limited Partners during 1998.


                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
-------  ------------------------------------------------------------------

As of February 28, 1999, the Partnership had 108,572 outstanding Class A Units held by a total of 3,524 Limited Partners and 30,221 outstanding Class B Units held by a total of 695 Limited Partners. The total number of Limited Partners has decreased due to repurchase of units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners estimated the investment value of properties held by the Partnership as of December 31, 1998 to be $154.48 per Class A Unit and $322.98 per Class B Unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                                                   Per Class A        Per Class A        Per Class B
                                                                      Unit               Unit               Unit
  Distribution for                        Total Cash                Investment         Return of          Return of        General
  Quarter Ended                           Distributed                 Income             Capital           Capital         Partner
------------------------------------------------------------------------------------------------------------------------------------
March 31, 1997                               $      0                   $0.00              $0.00              $0.00          $  0.00
June 30, 1997                                $      0                   $0.00              $0.00              $0.00          $. 0.00
September 30, 1997                           $329,063                   $3.03              $0.00              $0.00          $  0.00
December 31, 1997                            $323,062                   $2.98              $2.44              $0.00          $  0.00
March 31, 1998                               $383,141                   $ .41              $3.12              $0.00          $  0.00
June 30, 1998                                $403,529                   $ .45              $3.27              $0.00          $  0.00
September 30, 1998                           $385,969                   $ .37              $3.19              $0.00          $  0.00
December 31, 1998                            $336,715                   $ .00              $3.09              $0.00          $  0.00

The fourth quarter distributions were accrued for accounting purposes in 1998 and were not actually paid until February 1999.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994:

                                 1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------
Total Assets              $22,382,691       $23,795,430   $24,608,842   $26,078,445   $27,004,981
Total (Loss) Revenues          93,162          (331,376)      112,454     1,011,995       505,921
Net (Loss) Income              93,162          (331,376)      112,364     1,011,745       505,921
Net Income
 allocated to
 General Partners                   0                 0             0             0             0
 Net (Loss) Income
 allocated to Class
 A Limited Partners            93,162          (168,693)    1,335,976     1,922,246     1,275,951
Net Loss
 allocated to Class
 B Limited Partners                 0          (162,683)   (1,223,612)     (910,501)     (770,030)
Net (Loss) Income
 per Class A Limited
 Partner Unit                    0.86             (1.55)        12.30         17.71         11.75
Net Loss
 per Class B Limited
 Partner Unit                    0.00             (5.38)       (40.49)       (30.13)       (25.48)
Cash Distribution
 per Class A
 Limited Partner Unit          $13.90              6.01         11.56         17.34         14.03
Cash Distribution
 per Class B Limited
 Partner Unit                       0                 0             0             0             0


Cash distributions per unit were comprised of $1.23 paid from net cash from operations and $12.67 paid from capital.


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


Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of December 31, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97% occupied compared to 96% in 1997, and 64% in 1996. The decrease in the leased percentages for 1996 is due to the vacancy of the Atrium for the last six months of 1996.

Gross revenues of the Partnership were $93,162 for the year ended December 31, 1998 as compared to $(331,376) for the year ended December 31, 1997, and $112,454 for the fiscal year ended December 31, 1996. The increase in gross revenues is primarily due to the new tenant Boeing, which moved into the Atrium building in May of 1997. The decrease in gross revenues for fiscal year 1996 from fiscal year 1995 is due primarily to the vacancy of the Atrium for the last six months of 1996.All administrative expenses of the Partnership are incurred at the joint venture level.

The Partnership made cash distributions to Limited Partners holding Class A Units of $13.90 per Unit for fiscal year ended December 31, 1998, $6.01 per Unit for fiscal year ended December 31, 1997, and $11.56 per Unit for fiscal year ended December 31, 1996. The Partnership made no cash distributions to Limited Partners holding Class B Units for fiscal year ended 1998, 1997, or 1996.

Property Operations
-------------------

As of December 31, 1998, the Partnership's percentage ownership in properties was as follows: 94.7% in the First Union Property, 58.03% in The Atrium, 59% in the Brookwood Grill Property, 14.2% in the Holcomb Bridge Property, 42.5% in the Tucker Property, and 51.7% in the Cherokee Property.

As of December 31, 1998, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint Venture:

First Union at Charlotte Property/Fund II and II-OW Joint Venture
-----------------------------------------------------------------


                                                For the Year Ended December 31
                               -------------------------------------------------------------------

                                       1998                   1997                   1996
                                       ----                   ----                   ----
Revenues:
 Rental Income                        $458,867              $460,920                $458,867
                                      --------              --------                --------

Expenses:
 Depreciation                          367,667               367,667                 367,667
Management and
  leasing expenses                      27,532                27,532                  27,532
Other operating expenses                33,287                30,636                  36,864
                                      --------              --------                --------
                                       428,486               425,835                 432,063
                                      --------              --------                --------

Net income                            $ 30,381              $ 33,032                $ 28,857
                                      ========              ========                ========

Occupied %                              100.00%               100.00%                 100.00%
Partnership Ownership %                  94.70%                94.70%                  94.70%
Cash generated to the
 Fund II-Fund II-OW
 Joint Venture*                       $467,262              $437,023                $396,681

Net income generated
 to the Fund II-Fund II-OW
 Joint Venture*                       $ 30,381              $ 33,032                $ 28,857

The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture. For more detailed financial information regarding the historical operations of the First Union at Charlotte Property, refer to the Financial Statements, as of December 31, 1998, 1997 and 1996, regarding the First Union at Charlotte Property commencing on Page F-43 of this Annual Report on Form 10-K.

Rental income and expenses remained stable for 1998, 1997 and 1996. The lease with First Union is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes.

Cash generated to the Joint Venture increased for the year ended 1998 due to the increase in rental income billed to the tenant.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II-Fund III Joint Venture
-----------------------------------------

                                                  For the Year Ended December 31
                               -------------------------------------------------------------------

                                       1998                   1997                   1996
                               ---------------------  ---------------------  ---------------------
Revenues:
 Rental Income                      $1,470,144               $ 924,769             $1,048,583
 Interest Income                             0                   2,617                 24,188
 Other Income                           13,280                   8,638                      0
                                     1,483,424                 936,024              1,072,771
                                    ----------               ---------             ----------
Expenses:
 Depreciation                          866,778                 795,829                674,479
 Management and
  leasing expenses                     186,102                 111,576                 71,381
 Other operating expenses              713,955                 841,456                158,405
                                    ----------               ---------             ----------
                                     1,766,835               1,748,861                904,265
                                    ----------               ---------             ----------

Net (loss) income                   $ (283,411)              $(812,837)            $  168,506
                                    ==========               =========             ==========

Occupied %                              100.00%                 100.00%                  0.00%
Partnership Ownership %                  58.02%                  58.03%                 62.10%
Cash distributed to the
 Fund II-Fund II-OW
 Joint Venture*                     $  405,758               $ 124,481             $  398,911

Net (loss) income allocated
 to the Fund II-Fund II-OW
 Joint Venture*                     $ (173,731)              $(509,625)            $  110,540

The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

 For allocations to the Partnership, see footnotes in the audited financial statements.

Rental revenue increased from $924,769 in 1997 to $1,470,144 in 1998, primarily due to the Atrium lease in May 1997. Other income increased in 1998 due to a one-time adjustment for unused credits on the original tenant build-out of The Atrium and a $5,000 reimbursement for the sale of office system components which were unusable by the new tenant. Depreciation and management and leasing expenses have increased in 1998 compared to 1997 due to the depreciation of tenant improvements made for the Boeing Company and amortization of the leasing commission paid to acquire the Boeing lease.

The real estate taxes were $148,006 for 1998, $140,366 for 1997, and $150,105 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Brookwood Grill Property/Fund II-Fund III Joint Venture
-----------------------------------------------------------

                                              For the Year Ended December 31
                               -------------------------------------------------------------------

                                          1998                   1997                   1996
                                          ----                   ----                   ----
Revenues:
 Rental Income                           $225,100              $225,106               $225,359
 Equity in Income (Loss) of
  Joint Venture                            78,791                27,213                (19,378)
                                         --------              --------               --------
                                          303,891               252,319                205,981
                                         --------              --------               --------
Expenses:
 Depreciation                              54,012                54,014                 54,014
 Management and
  leasing expenses                         23,349                28,464                 27,004
 Other operating expenses                 (24,632)               23,887                109,478
                                         --------              --------               --------
                                           52,729               106,365                190,496
                                         --------              --------               --------

Net income                               $251,162              $145,954               $ 15,485
                                         ========              ========               ========

Occupied %                                 100.00%               100.00%                100.00%
Partnership Ownership %
 in the Fund II -  Fund III
 Joint Venture                              59.04%                59.04%                 59.04%
Cash distributed to the
 Fund II-Fund II-OW
 Joint Venture*                          $270,886              $190,653               $ 66,498

Income allocated to the
 Fund II-Fund II-OW
 Joint Venture*                          $156,599              $ 91,002               $  9,655

*The Partnership holds a 95% ownership in the Fund II - Fund II-OW Joint
     Venture.

Although rental income remained relatively stable, total revenues increased for 1998, as compared to 1997, due to the increase equity in income from the Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property become 100% occupied. Operating expenses decreased in 1998, compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill.

Real estate taxes were $16,270 for 1998, $25,771 for 1997 and $33,494 for 1996,
and $39,668 for 1995.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                For the Year Ended          For the Year Ended          Nine Months Ended
                                                 December 31, 998           December 31, 1997           December 31, 1996
                                            --------------------------  --------------------------  --------------------------
Revenues:
  Rental income                                              $862,360                    $679,268                    $255,062
                                                             --------                    --------                    --------

Expenses:
  Depreciation                                                376,290                     325,974                     181,798
  Management & leasing expenses                                97,701                      48,962                      28,832
  Other operating expenses                                     60,799                     195,567                     101,600
                                                             --------                    --------                    --------
                                                              534,790                     570,503                     312,230
                                                             --------                    --------                    --------

Net income (loss)                                            $327,570                    $108,765                    $(57,168)
                                                                                         ========                    ========

Occupied %                                                         94%                      94.12%                      62.90%

Partnership's Ownership % in the
Fund II, III, VI, VII Joint Venture*                            14.16%                      14.30%                      14.30%

Cash distribution to the
Fund II-Fund III Joint Venture*                              $179,198                    $109,242                    $ 19,494

Net income (loss) allocated to the
Fund II-Fund III Joint Venture*                                78,791                    $ 27,213                    $(19,378)

*The Partnership holds a 14.16% ownership in the Fund II-Fund III, VI, VII Joint
     Venture.

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the 12 month period ended December 31, 1996 are not available.

Rental income increased in 1998 compared to 1997 due primarily to increased tenant occupancy late in the 4th quarter. Operating expenses decrease in 1998 compared to 1997, due primarily to decreased property taxes and water/sewer reimbursement paid by Fulton County Water.

As of December 31, 1998, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,496,604 for an equity interest of approximately 49.0% in the Fund II, III, VI, VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is approximately $5,478,649, excluding land.

Real estate taxes were $52,162 for 1998, $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 14.2% in 1998, as compared to 14.3% in 1997, due to additional funding by Wells Fund VI and Wells Fund VII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------

                                                 For the Year Ended December 31
                               -------------------------------------------------------------------
                                       1998                   1997                   1996
                                       ----                   ----                   ----
Revenues:
 Rental Income                      $1,242,332             $1,077,916             $1,065,598
 Interest Income                             0                  1,159                    624
                                    ----------             ----------             ----------
                                     1,242,332              1,079,075              1,066,222
                                    ----------             ----------             ----------
Expenses:
 Depreciation                          440,099                419,928                419,137
 (Gain) loss on
  real estate assets                         0                (45,943)                61,985
 Management and
  leasing expenses                     164,378                122,452                118,542
 Other operating expenses              532,985                532,859                501,724
                                    ----------             ----------             ----------
                                     1,137,462              1,029,296              1,101,388
                                    ----------             ----------             ----------

Net income (loss)                   $  104,870             $   49,799             $  (35,166)
                                    ==========             ==========             ==========

Occupied %                               93.94%                 84.83%                 77.00%
Partnership Ownership %                  44.29%                 44.29%                 44.29%

Cash Distribution to the
   Fund II-II OW Joint Venture      $  170,937             $  123,264             $  194,473

Net Income (loss) allocated to
 the Fund II-II OW Joint Venture    $   47,097             $   22,356             $  (15,793)


Rental income increased in 1998 compared to 1997 and in 1997 as compared to 1996 due primarily to increased tenant occupancy at the property. In 1997, a loss on retirement of assets of $58,952 was offset by insurance reimbursements of $104,895 for fire damage which occurred in 1996 and wind storm damage in 1997. Operating expenses increased in 1997 compared to 1996 due primarily to an increase in heating and air conditioning repairs, painting expense and maintenance. The increase in depreciation, management and leasing expenses in 1998 compared to 1997 was the result of increased occupancy which resulted in increases tenant improvements.

Net income increased in 1998 compared to 1997 and 1997 to 1996 due primarily to increased rental income and the insurance reimbursement discussed above.

The property was 94% leased as of December 31, 1998, as compared to 85% as of December 31, 1997 and 77% as of December 31, 1996. Real estate taxes were $93,697 in 1998, $108,836 in 1997,and $111,947 in 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, VII Joint Venture
-------------------------------------------------------------------------

                                                 For the Year Ended December 31
                               -------------------------------------------------------------------
                                       1998                   1997                   1996
                                       ----                   ----                   ----
Revenues:
 Rental Income                       $909,831              $880,652                $890,951
 Interest Income                           84                    67                      73
                                     --------              --------                --------
                                      909,915               880,719                 891,024
                                     --------              --------                --------
Expenses:
 Depreciation                         444,660               440,882                 429,419
 Management and
  leasing expenses                     82,517                78,046                  48,882
 Other operating expenses              84,676               138,294                 180,841
                                     --------              --------                --------
                                      611,853               657,222                 659,142
                                     --------              --------                --------

Net income                           $298,062              $223,497                $231,882
                                     ========              ========                ========

Occupied %                              91.32%                94.41%                  93.00%
Partnership Ownership %                 51.66%                51.70%                  51.70%

Cash distributed to the
 II-II OW Joint Venture              $403,744              $331,435                $409,039

Net income allocated to the
 II-II OW Joint Venture              $162,626              $121,942                $126,517

Rental income decreased in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule The increase in occupancy in 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $84,676 in 1998 from $138,294 in 1997, and decreased from $180,841 in 1996. The decrease in operating expenses in 1998, as compared to 1997 is due to decreased expenditures for tenant improvements, common area expenses and legal fees. The decrease in operating expenses in 1997 as compared to 1996 is due to timing differences in billing of common area maintenance charges and property taxes which was partially offset by increases in plumbing repairs and contract labor expenses. Net income of the property increased to $298,062 in 1998 and decreased to $223,497 in 1997 from $231,882 in 1996, due to the reasons discussed above.

Real estate taxes were $77,311 for 1998, $67,259 for 1997, and $63,696 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $34,948,250 through the sale of 139,793 Units. No additional Units will be sold by the Partnership. As of December 31, 1998, the Partnership contributed an aggregate of $28,107,150 in capital contributions to the Fund II
- Fund II-OW Joint Venture, after incurring approximately $6,841,100 in offering costs, commissions and acquisition and advisory fees.

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

Net cash provided by investing activities increased in 1998 from $456,064 to $1,495,069 due to the Boeing lease in the Atrium. Cash and cash equivalents decreased to $37,249 in 1997 due to payment of taxes and investments.

Partnership distributions paid to Limited Partners increased $1,504,142 in 1998 due to the vacancy of the Atrium Property until May 1997 at which time the Boeing lease began.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1998 have been paid from Net Cash from Operations and a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1998.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998:

                  ( A )                                     ( B )                                  ( C )
  Name of Individual or Number in             Capacities in which served Form of
             Group                                       Compensation                        Cash Compensation
--------------------------------------------------------------------------------------------------------------------

Wells Management Company, Inc.             Property Manager-Management and Leasing                       $183,033 (1)
                                           Fees

Wells Capital, Inc.                        General Partner                                                   -0-

Leo F. Wells, III                          General Partner                                                   -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

TEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

                                        (2)                             (3)
            (1)                  Name and Address of             Amount and Nature of                   (4)
      Title of Class               Beneficial Owner              Beneficial Ownership             Percent of Class
      --------------               ----------------              --------------------             ----------------

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


The General Partner did not receive any distribution from cash flows or sale proceeds in 1998.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1998.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totalled $183,033 for the year ended December 31, 1998.


Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------


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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a)2 above.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

                              Wells Real Estate Fund II
                              (Registrant)



                              By:   /s/Leo F. Wells, III
                                    --------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                                       Title
---------                                       -----



/s/Leo F. Wells, III                 Individual General Partner,              March 26, 1999
--------------------------------     President and Sole Director of
Leo F. Wells, III                    Wells Capital, Inc., the
                                     Corporate General Partner



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



Financial Statements                                                           Page
--------------------                                                           ----
Independent Auditors' Reports                                                   F2
Balance Sheets as of December 31, 1998 and 1997                                 F3
Statements of Income for the Years Ended
      December 31, 1998, 1997, and 1996                                         F4
Statements of Partners' Capital for the Years Ended
      December 31, 1998, 1997, and 1996                                         F5
Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997, and 1996                                         F6
Notes to Financial Statements for December 31, 1998, 1997, and 1996             F7
Audited Financial Statements  The First Union Property                          F-42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Wells Real Estate Fund II:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 27, 1999

                           WELLS REAL ESTATE FUND II

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                    ASSETS

                                                                                        1998             1997
                                                                                   --------------    --------------
INVESTMENT IN JOINT VENTURE                                                         $22,019,064        $23,435,256

CASH AND CASH EQUIVALENTS                                                                27,011             37,249

DUE FROM AFFILIATE                                                                      336,616            322,925
                                                                                   --------------    --------------
              Total assets                                                          $22,382,691        $23,795,430
                                                                                   ==============    ==============

                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Accounts payable                                                            $         1,255    $         3,014
    Partnership distributions payable                                                   337,178            331,965
                                                                                   --------------    --------------
              Total liabilities                                                         338,433            334,979
                                                                                   --------------    --------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A                                                                       22,044,258         23,460,451
       Class B                                                                                0                  0
                                                                                   --------------    --------------
              Total partners' capital                                                22,044,258         23,460,451
                                                                                   --------------    --------------
              Total liabilities and partners' capital                               $22,382,691        $23,795,430
                                                                                   ==============    ==============




     The accompanying notes are an integral part of these balance sheets.

                                             WELLS REAL ESTATE FUND II

                                      (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                            STATEMENTS OF INCOME (LOSS)

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                         1998           1997             1996
                                                                     -------------  -------------  -------------
REVENUES:

    Equity in income (loss) of joint venture                             $92,568       $(331,856)    $    111,864
    Interest income                                                          594             480              590
                                                                     -------------  -------------   -------------
                                                                          93,162        (331,376)         112,454

EXPENSES:

    Partnership administration                                                 0               0               90
                                                                     -------------  -------------   -------------
NET INCOME (LOSS)                                                        $93,162       $(331,376)    $    112,364
                                                                     =============  =============   =============
NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS

                                                                         $93,162       $(168,693)     $ 1,335,976
                                                                     =============  =============   =============
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS

                                                                     =============  =============   =============
                                                                     $         0       $(162,683)     $(1,223,612)

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT

                                                                     =============  =============   =============
                                                                         $  0.86         $(1.55)          $ 12.30

NET LOSS PER CLASS B LIMITED PARTNER UNIT

                                                                     =============  =============   =============
                                                                         $  0.00         $(5.38)          $(40.49)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT

                                                                          $13.90         $ 6.01           $ 11.56
                                                                     =============  =============   =============



       The accompanying notes are an integral part of these statements.

                                             WELLS REAL ESTATE FUND II

                                      (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                          STATEMENTS OF PARTNERS' CAPITAL

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                        LIMITED PARTNERS                                 TOTAL
                                                   -------------------------------------------------------------
                                                             CLASS A                          CLASS B                   PARTNERS'
                                                   -------------------------------------------------------------
                                                      UNITS            AMOUNT           UNITS          AMOUNT            CAPITAL
                                                   --------         ------------   ----------      ------------      -------------
BALANCE, DECEMBER 31, 1995                          108,572         $24,200,488        30,221       $1,386,295         $25,586,783

    Net income (loss)                                     0           1,335,976             0       (1,223,612)            112,364
    Partnership distributions                             0          (1,255,195)            0                0          (1,255,195)
                                                   --------         ------------   ----------      ------------      -------------
BALANCE, DECEMBER 31, 1996                          108,572          24,281,269        30,221          162,683          24,443,952

    Net loss                                              0            (168,693)            0         (162,683)           (331,376)
    Partnership distributions                             0            (652,125)            0                0            (652,125)
                                                   --------         ------------   ----------      ------------      -------------
BALANCE, DECEMBER 31, 1997                          108,572          23,460,451        30,221                0          23,460,451

    Net income                                            0              93,162             0                0              93,162
    Partnership distributions                             0          (1,509,355)            0                0          (1,509,355)
                                                   --------         ------------   ----------      ------------      -------------
BALANCE, DECEMBER 31, 1998                          108,572         $22,044,258        30,221        $       0         $22,044,258
                                                   ========         ============   ==========      ============      =============


      The accompanying notes are an integral part of these statements.


                                             WELLS REAL ESTATE FUND II

                                      (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           1998             1997            1996
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                  $     93,162     $(331,376)    $    112,364
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
           Equity in (income) loss of joint venture                         (92,568)      331,856         (111,864)
           Changes in assets and liabilities:
              Accounts payable                                               (1,759)       (2,394)             850
                                                                     ---------------  ---------------  ---------------
                 Total adjustments                                          (94,327)      329,462         (111,014)
                                                                     ---------------  ---------------  ---------------
                 Net cash (used in) provided by operating
                     activities                                              (1,165)       (1,914)           1,350
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in joint venture                                                   0      (387,751)               0
    Distributions received from joint venture                             1,495,069       843,815        1,606,208
                                                                     ---------------  ---------------  ---------------
              Net cash provided by investing activities                   1,495,069       456,064        1,606,208
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to partners in excess of accumulated
        earnings                                                         (1,370,685)            0                0
    Distributions to partners from accumulated earnings                    (133,457)     (479,642)      (1,582,817)
                                                                     ---------------  ---------------  ---------------
              Net cash used in financing activities                      (1,504,142)     (479,642)      (1,582,817)
                                                                     ---------------  ---------------  ---------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                             (10,238)      (25,492)          24,741

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 37,249        62,741           38,000
                                                                     ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     27,011    $   37,249     $     62,741
                                                                     ===============  ===============  ===============


       The accompanying notes are an integral part of these statements.


                                             WELLS REAL ESTATE FUND II

                                      (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           1998             1997            1996
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                  $     93,162     $(331,376)    $    112,364
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
           Equity in (income) loss of joint venture                         (92,568)      331,856         (111,864)
           Changes in assets and liabilities:
              Accounts payable                                               (1,759)       (2,394)             850
                                                                     ---------------  ---------------  ---------------
                 Total adjustments                                          (94,327)      329,462         (111,014)
                                                                     ---------------  ---------------  ---------------
                 Net cash (used in) provided by operating
                     activities                                              (1,165)       (1,914)           1,350
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in joint venture                                                   0      (387,751)               0
    Distributions received from joint venture                             1,495,069       843,815        1,606,208
                                                                     ---------------  ---------------  ---------------
              Net cash provided by investing activities                   1,495,069       456,064        1,606,208
                                                                     ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to partners in excess of accumulated
        earnings                                                         (1,370,685)            0                0
    Distributions to partners from accumulated earnings                    (133,457)     (479,642)      (1,582,817)
                                                                     ---------------  ---------------  ---------------
              Net cash used in financing activities                      (1,504,142)     (479,642)      (1,582,817)
                                                                     ---------------  ---------------  ---------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                             (10,238)      (25,492)          24,741

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 37,249        62,741           38,000
                                                                     ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     27,011    $   37,249     $     62,741
                                                                     ===============  ===============  ===============


       The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996



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

      Through its investment in Fund II and II-OW, the Partnership owns interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker"); (ii) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (iii) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"); (iv) a restaurant located in Fulton County, Georgia; and (v) two retail and office buildings in Fulton County, Georgia. Fund II and II-OW joint venture owns 100% of the First Union Property. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other Wells Real Estate Funds.

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

      DISTRIBUTION OF SALES PROCEEDS

      Upon sales of properties, the net sales proceeds are distributed in the following order:

               o To limited partners until all limited partners have received 100% of their adjusted capital contributions, as defined

               o To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

               o To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

               o To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

               o To all general partners until they have received 100% of their capital contributions, as defined

               o Thereafter, 85% to the limited partners and 15% to the general partners

      ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

      Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

      Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and
      (c) thereafter to the general partners.

      Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

      INVESTMENT IN JOINT VENTURE

      Basis Of Presentation. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same accounting policies as the Partnership.

      Real Estate Assets. Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

      Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 1998.

      Depreciation is calculated using the straight-line method over 25 years.

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

      PER UNIT DATA

      Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

  2.  RELATED-PARTY TRANSACTIONS

      Due from affiliate at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 1998 and 1997.

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

      The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $183,033, $192,312, and $165,045 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

      The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

  3.  INVESTMENT IN JOINT VENTURE

      On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II-OW. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the First Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 95% at December 31, 1998 and 1997.

      The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 1998 and 1997:

                                                                  1998              1997
                                                             ---------------  ----------------
     Investment in joint venture, beginning of year             $23,435,256      $24,418,757
     Equity in income (loss) of joint venture                        92,568         (331,856)
     Contributions to joint venture                                       0          387,751
     Distributions from joint venture                            (1,508,760)      (1,039,396)
                                                             ---------------  ----------------
     Investment in joint venture, end of year                   $22,019,064      $23,435,256
                                                             ===============  ================

      Following are the financial statements for Fund II and II-OW:

                                                    FUND II AND II-OW

                                                (A GEORGIA JOINT VENTURE)
                                                     BALANCE SHEETS

                                               DECEMBER 31, 1998 AND 1997

                                                         Assets


                                                                                    1998               1997
                                                                               ---------------    ----------------
     Real estate assets, at cost:
         Land                                                                    $  1,367,856        $  1,367,856
         Building and improvements, less accumulated depreciation of
            $2,623,785 in 1998 and $2,256,118 in 1997                               5,147,333           5,515,000
                                                                               ---------------    ----------------
                   Total real estate assets                                         6,515,189           6,882,856
     Investment in joint ventures                                                  16,676,111          17,734,845
     Cash and cash equivalents                                                         94,367              84,392
     Due from affiliates                                                              267,581             248,623
     Accounts receivable                                                               23,184              84,207
     Prepaid expenses and other assets                                                 42,828              61,183
                                                                               ---------------    ----------------
                   Total assets                                                   $23,619,260         $25,096,106
                                                                               ===============    ================

                                           Liabilities and Partners' Capital


     Liabilities:

         Partnership distributions payable                                      $     355,370       $     341,034
         Due to affiliates                                                              8,988               4,561
                                                                               ---------------    ----------------
                   Total liabilities                                                  364,358             345,595
                                                                               ---------------    ----------------
     Partners' capital:
         Wells Real Estate Fund II                                                 22,019,064          23,435,256
         Wells Real Estate Fund II-OW                                               1,235,838           1,315,255
                                                                               ---------------    ----------------
                   Total partners' capital                                         23,254,902          24,750,511
                                                                               ---------------    ----------------
                   Total liabilities and partners' capital                        $23,619,260         $25,096,106
                                                                               ===============    ================



                                                    FUND II AND II-OW

                                                (A GEORGIA JOINT VENTURE)
                                               STATEMENTS OF INCOME (LOSS)

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                         1998               1997             1996
                                                                   ---------------    ----------------  ----------------

     Revenues:
         Rental income                                                   $458,867       $ 458,867        $460,920
         Equity in income (loss) of joint ventures                        192,591        (274,325)        230,919
         Interest income                                                      481             443             409
                                                                   ---------------    ----------------  ----------------
                                                                          651,939         184,985         692,248
                                                                   ---------------    ----------------  ----------------
     Expenses:

         Depreciation                                                     367,667         367,667         367,667
         Partnership administration                                        79,843          56,296          79,845
         Legal and accounting                                              43,175          49,649          64,863
         Management and leasing fees                                       45,887          45,887          45,887
         Operating costs                                                   11,703           6,575          10,349
         Computer costs                                                     5,906           9,377           5,500
                                                                   ---------------    ----------------  ----------------
                                                                          554,181         535,451         574,111
                                                                   ---------------    ----------------  ----------------
     Net income (loss)                                                  $  97,758       $(350,466)       $118,137
                                                                   ===============    ================  ================

     Net income (loss) allocated to Wells Real Estate Fund II           $  92,568       $(331,856)       $111,864
                                                                   ===============    ================  ================
     Net income (loss) allocated to Wells Real Estate
         Fund II-OW                                                    $    5,190      $  (18,610)     $    6,273
                                                                   ===============    ================  ================


                                                    FUND II AND II-OW

                                                (A GEORGIA JOINT VENTURE)
                                             STATEMENTS OF PARTNERS' CAPITAL

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             WELLS REAL          WELLS REAL            TOTAL
                                                               ESTATE              ESTATE            PARTNERS'
                                                               FUND II           FUND II-OW           CAPITAL
                                                           ----------------   ----------------   ----------------

     Balance, December 31, 1995                                $25,561,588        $1,434,495          $26,996,083
         Net income                                                111,864             6,273              118,137
         Partnership distributions                              (1,254,695)          (70,360)          (1,325,055)
                                                           ----------------   ----------------   ----------------
     Balance, December 31, 1996                                 24,418,757         1,370,408           25,789,165
         Net loss                                                 (331,856)          (18,610)            (350,466)
         Partnership contributions                                 387,751            21,744              409,495
         Partnership distributions                              (1,039,396)          (58,287)          (1,097,683)
                                                           ----------------   ----------------   ----------------
     Balance, December 31, 1997                                 23,435,256         1,315,255           24,750,511
         Net income                                                 92,568             5,190               97,758
         Partnership distributions                              (1,508,760)          (84,607)          (1,593,367)
                                                           ----------------   ----------------   ----------------
     Balance, December 31, 1998                                $22,019,064        $1,235,838          $23,254,902
                                                           ================   ================   ================


                                                    FUND II AND II-OW

                                                (A GEORGIA JOINT VENTURE)
                                                STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                           1998            1997           1996
                                                                     --------------   --------------   --------------
     Cash flows from operating activities:

         Net income (loss)                                             $     97,758      $(350,466)   $   118,137
         Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
                Depreciation                                                367,667        367,667        367,667
                Equity in (income) loss of joint ventures                  (192,591)       274,325       (230,919)
                Changes in assets and liabilities:
                   Accounts receivable                                       61,023         30,353        (19,358)
                   Prepaid expenses and other assets                         18,355         18,355         18,356
                   Due to affiliates                                          4,427         (1,147)         1,092
                                                                     --------------   --------------   --------------
                       Total adjustments                                    258,881        689,553        136,838
                                                                     --------------   --------------   --------------
                       Net cash provided by operating activities            356,639        339,087        254,975
                                                                     --------------   --------------   --------------
     Cash flows from investing activities:
         Distributions received from joint ventures                       1,232,367        601,045      1,404,281
         Investment in joint venture                                              0       (409,495)             0
                                                                     --------------   --------------   --------------
                       Net cash provided by investing activities          1,232,367        191,550      1,404,281
     Cash flows from financing activities:
         Contributions received from partners                                     0        409,495              0
         Distributions to joint venture partners                         (1,579,031)      (891,134)    (1,696,281)
                                                                     --------------   --------------   --------------
                       Net cash used in financing activities             (1,579,031)      (481,639)    (1,696,281)
                                                                     --------------   --------------   --------------
     Net increase (decrease) in cash and cash equivalents                     9,975         48,998        (37,025)
     Cash and cash equivalents,beginning of year                             84,392         35,394         72,419
                                                                     --------------   --------------   --------------
     Cash and cash equivalents,end of year                             $     94,367     $   84,392    $     35,394
                                                                     ==============   ==============   ==============

      Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                                 1998                            1997
                                                        -------------------------     ---------------------------
                                                         AMOUNT          PERCENT         Amount          Percent
                                                        -----------  ------------     ------------  -------------
     Fund I and II Tucker                               $  4,156,811       45%         $  4,280,651       45%
     Fund I, II, II-OW, VI, and VII
         Associates--Cherokee                              4,295,663       55              4,536,781       54
     Fund II and III Associates--
         The Atrium                                        6,181,461       63              6,760,950       61
     Fund II and III Associates--
         Brookwood Grill                                   2,042,176       62              2,156,463       62
                                                         ------------                    -----------
                                                         $16,676,111                     $17,734,845
                                                         ============                    ===========

      The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

      FUND I AND II TUCKER

      Tucker and Cherokee Commons were previously held in joint ventures between Wells Real Estate Fund I ("Fund I") and Fund II and II-OW. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II and II-OW in each individual property remained unchanged.

      On August 1, 1995, the Fund I and II Tucker--Cherokee joint venture assigned its ownership in Cherokee Commons to the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture. Upon the assignment of Cherokee Commons, the joint venture was renamed Fund I and II Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

      In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the following statement of loss. In 1997, $104,895 was received as an insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the following statement of income. Additional insurance proceeds of $27,319 related to these damages were received in 1998 and are reflected as a gain on real estate assets in the following statement of income.

      Following are the financial statements for Fund I and II Tucker:

                                                  FUND I AND II TUCKER
                                                (A GEORGIA JOINT VENTURE)

                                                     BALANCE SHEETS
                                               DECEMBER 31, 1998 AND 1997

                                                         Assets

                                                                                       1998             1997
                                                                                   -------------    --------------
     Real estate assets,at cost:

         Land                                                                        $3,260,887        $3,260,887
         Building and improvements, less accumulated depreciation of
            $2,913,652 in 1998 and $2,473,553 in 1997                                 6,040,015         6,083,701
         Construction in progress                                                        26,731           280,330
                                                                                   -------------    --------------
                   Total real estate assets                                           9,327,633         9,624,918
     Cash and cash equivalents                                                           49,380            12,684
     Accounts receivable                                                                 96,362            79,715
     Prepaid expenses and other assets                                                  122,181           104,596
                                                                                   -------------    --------------
                   Total assets                                                      $9,595,556        $9,821,913
                                                                                   =============    ==============

                                           Liabilities and Partners' Capital


     Liabilities:

         Accounts payable and accrued expenses                                     $     64,964      $     74,018
         Partnership distributions payable                                               66,558            16,060
         Due to affiliates                                                              548,632           481,228
                                                                                   -------------    --------------
                   Total liabilities                                                    680,154           571,306
                                                                                   -------------    --------------
     Partners' capital:
         Wells Real Estate Fund I                                                     4,758,591         4,969,956
         Fund II and II-OW                                                            4,156,811         4,280,651
                                                                                   -------------    --------------
                   Total partners' capital                                            8,915,402         9,250,607
                                                                                   -------------    --------------
                   Total liabilities and partners' capital                           $9,595,556        $9,821,913
                                                                                   =============    ==============


                                                  FUND I AND II TUCKER
                                                (A GEORGIA JOINT VENTURE)
                                               STATEMENTS OF INCOME (LOSS)
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                    1998              1997              1996
                                                               --------------    --------------    --------------
     Revenues:
         Rental income                                             $1,242,332       $1,077,916        $1,065,598
         Interest income                                                    0            1,159               624
                                                               --------------    --------------    --------------
                                                                    1,242,332        1,079,075         1,066,222
                                                               --------------    --------------    --------------
     Expenses:
         Operating costs, net of reimbursements                       515,791          496,258           463,229
         Depreciation                                                 440,099          419,928           419,137
         Management and leasing fees                                  164,378          122,452           118,542
         (Gain) loss on real estate assets                            (27,319)         (45,943)           61,985
         Property administration                                       32,420           28,665            30,724
         Legal and accounting                                          12,093            7,936             4,386
         Computer costs                                                     0                0             3,385
                                                               --------------    --------------    --------------
                                                                    1,137,462        1,029,296         1,101,388
                                                               --------------    --------------    --------------
     Net income (loss)                                            $   104,870     $     49,779      $    (35,166)
                                                               ==============    ==============    ==============

     Net income (loss) allocated to Wells Real Estate
         Fund I                                                  $     57,773     $     27,423      $    (19,373)
                                                               ==============    ==============    ==============

     Net income (loss) allocated to Fund II and II-OW            $     47,097     $     22,356      $    (15,793)
                                                               ==============    ==============    ==============

                                                  FUND I AND II TUCKER
                                                (A GEORGIA JOINT VENTURE)

                                             STATEMENTS OF PARTNERS' CAPITAL
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                WELLS REAL         FUND II             TOTAL
                                                                  ESTATE             AND             PARTNERS'
                                                                  FUND I            II-OW             CAPITAL
                                                               --------------    --------------    --------------
     Balance, December 31, 1995                                  $5,457,282        $4,591,825         $10,049,107
         Net loss                                                   (19,373)          (15,793)            (35,166)
         Partnership distributions                                 (290,352)         (194,473)           (484,825)
                                                               --------------    --------------    --------------
     Balance, December 31, 1996                                   5,147,557         4,381,559           9,529,116
         Net income                                                  27,423            22,356              49,779
         Partnership distributions                                 (205,024)         (123,264)           (328,288)
                                                               --------------    --------------    --------------
     Balance, December 31, 1997                                   4,969,956         4,280,651           9,250,607
         Net income                                                  57,773            47,097             104,870
         Partnership distributions                                 (269,138)         (170,937)           (440,075)
                                                               --------------    --------------    --------------
     Balance, December 31, 1998                                  $4,758,591        $4,156,811          $8,915,402
                                                               ==============    ==============    ==============


                                                  FUNDS I AND II TUCKER
                                                (A GEORGIA JOINT VENTURE)
                                                STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                            1998           1997           1996
                                                                       -------------- -------------- --------------
     Cash flows from operating activities:

         Net income (loss)                                                  $104,870     $  49,779      $ (35,166)
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation                                                 440,099       419,928        419,137
                (Gain) loss on real estate assets                            (27,319)      (45,943)        61,985
                Changes in assets and liabilities:
                   Accounts receivable                                       (16,647)       (5,244)        24,751
                   Prepaid expenses and other assets                         (17,585)      (54,616)         5,052
                   Accounts payable and accrued expenses                      (9,054)       31,831        (13,972)
                   Due to affiliates                                          67,404        58,435         46,643
                                                                       -------------- -------------- --------------
                      Total adjustments                                      436,898       404,391        543,596
                                                                       -------------- -------------- --------------
                      Net cash provided by operating activities              541,768       454,170        508,430
                                                                       -------------- -------------- --------------
     Cash flows from investing activities:
         Investment in real estate                                          (142,814)     (346,550)       (63,491)
         Insurance proceeds                                                   27,319       104,895        143,944
                                                                       -------------- -------------- --------------
                      Net cash (used in) provided by investing
                          activities                                        (115,495)     (241,655)        80,453
                                                                       -------------- -------------- --------------

     Cash flows from financing activities:
         Distributions to joint venture partners                            (389,577)     (423,108)      (505,628)
                                                                       -------------- -------------- --------------
     Net increase (decrease) in cash and cash equivalents                     36,696      (210,593)        83,255
     Cash and cash equivalents, beginning of year                             12,684       223,277        140,022
                                                                       -------------- -------------- --------------
     Cash and cash equivalents, end of year                                $  49,380     $  12,684       $223,277
                                                                       ============== ============== ==============

      FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

      In August 1995, Cherokee Commons was transferred to a new joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 55.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

      Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

                                   FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                                                (A GEORGIA JOINT VENTURE)
                                                     BALANCE SHEETS

                                               DECEMBER 31, 1998 AND 1997

                                                         Assets

                                                                                      1998              1997
                                                                                  -------------     ------------
     Real estate assets, at cost:
         Land                                                                       $1,219,704        $1,219,704
         Building and improvements, less accumulated depreciation of
            $2,717,809 in 1998 and $2,273,149 in 1997                                6,500,995         6,939,884
                                                                                  -------------     ------------
                   Total real estate assets                                          7,720,699         8,159,588
     Cash and cash equivalents                                                         222,814           153,159
     Accounts receivable                                                                35,517            92,516
     Prepaid expenses and other assets                                                  90,979            99,869
                                                                                  -------------     ------------
                   Total assets                                                     $8,070,009        $8,505,132
                                                                                  =============     ============

                                           Liabilities and Partners' Capital


     Liabilities:

         Accounts payable and accrued expenses                                     $   107,129      $     36,851
         Partnership distributions payable                                             130,838           194,123
         Due to affiliates                                                             109,267            93,940
                                                                                  -------------     ------------
                   Total liabilities                                                   347,234           324,914
                                                                                  -------------     ------------
     Partners' capital:
         Wells Real Estate Fund I                                                    1,741,492         1,863,173
         Fund II and II-OW                                                           4,295,663         4,536,781
         Wells Real Estate Fund VI                                                     844,160           891,482
         Wells Real Estate Fund VII                                                    841,460           888,782
                                                                                  -------------     ------------
                   Total partners' capital                                           7,722,775         8,180,218
                                                                                  -------------     ------------
                   Total liabilities and partners' capital                          $8,070,009        $8,505,132
                                                                                  =============     ============


                                   FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                                                (A GEORGIA JOINT VENTURE)
                                                  STATEMENTS OF INCOME

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                         1998            1997            1996
                                                                      ------------    ------------   ------------
     Revenues:
         Rental income                                                   $909,831        $880,652        $890,951
         Interest income                                                       84              67              73
                                                                      ------------    ------------   ------------
                                                                          909,915         880,719         891,024
                                                                      ------------    ------------   ------------
     Expenses:
         Depreciation                                                     444,660         440,882         429,419
         Operating costs, net of reimbursements                            35,715          70,017         126,367
         Property administration                                           22,934          26,260          42,868
         Management and leasing fees                                       82,517          78,046          48,882
         Legal and accounting                                               7,363           9,385           8,362
         Computer costs                                                         0               0           3,244
         Bad debt expense                                                  18,664               0               0
         Loss on real estate assets                                             0          32,632               0
                                                                      ------------    ------------   ------------
                                                                          611,853         657,222         659,142
                                                                      ------------    ------------   ------------
     Net income                                                          $298,062        $223,497        $231,882
                                                                      ============    ============   ============

     Net income allocated to Wells Real Estate Fund I                   $  71,604       $  53,691       $  55,705
                                                                      ============    ============   ============

     Net income allocated to Fund II and II-OW                           $162,626        $121,942        $126,517
                                                                      ============    ============   ============

     Net income allocated to Wells Real Estate Fund VI                  $  31,916       $  23,932       $  24,830
                                                                      ============    ============   ============

     Net income allocated to Wells Real Estate Fund VII                 $  31,916       $  23,932       $  24,830
                                                                      ============    ============   ============

                                   FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE

                                                (A GEORGIA JOINT VENTURE)
                                             STATEMENTS OF PARTNERS' CAPITAL

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                             WELLS REAL      FUND II      WELLS REAL    WELLS REAL       TOTAL
                                               ESTATE          AND          ESTATE        ESTATE       PARTNERS'
                                               FUND I         II-OW         FUND VI      FUND VII       CAPITAL
                                            ------------- -------------  ------------  ------------  -------------

     Balance, December 31, 1995               $2,103,666    $5,028,796      $980,277      $977,577     $9,090,316
        Net income                                55,705       126,517        24,830        24,830        231,882
        Partnership distributions               (189,008)     (409,039)      (72,510)      (72,510)      (743,067)
                                            ------------- -------------  ------------  ------------  -------------
     Balance, December 31, 1996                1,970,363     4,746,274       932,597       929,897      8,579,131
        Net income                                53,691       121,942        23,932        23,932        223,497
        Partnership distributions               (160,881)     (331,435)      (65,047)      (65,047)      (622,410)
                                            ------------- -------------  ------------  ------------  -------------
     Balance, December 31, 1997                1,863,173     4,536,781       891,482       888,782      8,180,218
        Net income                                71,604       162,626        31,916        31,916        298,062
        Partnership distributions               (193,285)     (403,744)      (79,238)      (79,238)      (755,505)
                                            ------------- -------------  ------------  ------------  -------------
     Balance, December 31, 1998               $1,741,492    $4,295,663      $844,160      $841,460     $7,722,775
                                            ============= =============  ============  ============  =============

                                   FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE

                                                (A GEORGIA JOINT VENTURE)
                                                STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             1998          1997           1996
                                                                         ------------  ------------   ------------
     Cash flows from operating activities:

         Net income                                                         $298,062      $223,497       $231,882
                                                                         ------------  ------------   ------------
         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation                                                 444,660       440,882        429,419
                Loss on real estate assets                                         0        32,632              0
                Changes in assets and liabilities:
                   Accounts receivable                                        56,999         1,386         43,062
                   Prepaid expenses and other assets                           8,890       (21,342)        14,106
                   Accounts payable and accrued expenses                      70,278        13,721         (4,624)
                   Due to affiliates                                          15,327        15,565          9,613
                                                                         ------------  ------------   ------------
                       Total adjustments                                     596,154       482,844        491,576
                                                                         ------------  ------------   ------------
                       Net cash provided by operating activities             894,216       706,341        723,458
                                                                         ------------  ------------   ------------
     Cash flows from investing activities:
         Investment in real estate                                            (5,771)      (83,424)       (28,231)
                                                                         ------------  ------------   ------------
     Cash flows from financing activities:
         Distributions to joint venture partners                            (818,790)     (541,104)      (834,237)
                                                                         ------------  ------------   ------------
     Net increase (decrease) in cash and cash equivalents                     69,655        81,813       (139,010)
     Cash and cash equivalents, beginning of year                            153,159        71,346        210,356
                                                                         ------------  ------------   ------------
     Cash and cash equivalents, end of year                                 $222,814      $153,159      $  71,346
                                                                         ============  ============   ============

      Fund II and III Associates

      On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. ("Fund III"). The new joint venture,
Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,507,807 and $1,608,215 at December 31, 1998 and 1997,
respectively, which represented a 24% interest for each year.

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

      Following are the financial statements for Fund II and III Associates--The
Atrium:

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets




                                                                                1998          1997
                                                                             -----------  ------------
Real estate assets, at cost:
  Land                                                                        $1,504,743   $ 1,504,743
  Building and improvements, less accumulated depreciation of
   $5,433,962 in 1998 and $4,567,184 in 1997                                   7,938,061     8,804,839
                                                                              ----------    ----------
    Total real estate assets                                                   9,442,804    10,309,582
 Cash and cash equivalents                                                       128,882       281,285
 Accounts receivable                                                              18,114        18,950
 Prepaid expenses and other assets                                               302,888       392,633
                                                                              ----------   -----------
    Total assets                                                              $9,892,688   $11,002,450
                                                                              ==========   ===========
                       Liabilities and Partners' Capital

 liabilities:
  Accounts payable                                                            $    4,587   $   151,366
  Partnership distributions payable                                              137,224       151,044
  Due to affiliates                                                                    0         3,829
                                                                              ----------   -----------
    Total liabilities                                                            141,811       306,239
                                                                              ==========   ===========
 Partners' capital:
  Fund II and II-OW                                                            6,181,461     6,760,950
  Wells Real Estate Fund III                                                   3,569,416     3,935,261
                                                                              ----------   -----------
    Total partners' capital                                                    9,750,877    10,696,211
                                                                              ----------   -----------
    Total liabilities and partners' capital                                   $9,892,688   $11,002,450
                                                                              ==========   ===========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                          Statements of (Loss) Income
             for the Years Ended December 31, 1998, 1997, and 1996


                                                                    1998         1997          1996
                                                                -----------  -----------   -----------
 Revenues:
  Rental income                                                  $1,470,144   $  924,769   $ 1,048,583
  Interest income                                                         0        2,617        24,188
  Other income                                                       13,280        8,638             0
                                                                 ----------   ----------   -----------
                                                                  1,483,424      936,024     1,072,771
                                                                 ----------   ----------   -----------
Expenses:
  Depreciation
  Operating costs, net of                                           866,778      795,829       674,479
    reimbursements                                                  699,550      614,932        85,183
  Management and leasing fees                                       186,102      111,576        71,381
  Property administration                                            11,095       27,325        59,934
  Legal and accounting                                                3,310       17,408        11,878
  Computer costs                                                          0          107         1,410
  Loss on real estate assets                                              0      181,684             0
                                                                 ----------   ----------   -----------
                                                                  1,766,835    1,748,861       904,265
                                                                 ----------   ----------   -----------
 Net (loss) income                                               $ (283,411)  $ (812,837)  $   168,506
                                                                 ==========   ==========   ===========
 Net (loss) income allocated to Fund II and II-OW                $ (173,731)  $ (509,625)  $   110,540
                                                                 ----------   ----------   -----------
Net (loss) income allocated to Wells Real Estate
  Fund III                                                       $ (109,680)  $ (303,212)  $    57,966
                                                                 ==========   ==========   ===========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
             for the Years Ended December 31, 1998, 1997, and 1996


                                                                  Fund II    Wells Real      Total
                                                                   and         Estate      Partners'
                                                                  II-OW       Fund III      Capital
                                                                -----------  -----------  ------------
Balance, December 31, 1995                                      $7,273,932   $3,815,165   $11,089,097
 Net income                                                        110,540       57,966       168,506
 Partnership distributions                                        (398,911)    (209,185)     (608,096)
                                                                -----------  -----------  ------------
Balance, December 31, 1996                                       6,985,561    3,663,946    10,649,507
 Net loss                                                         (509,625)    (303,212)     (812,837)
 Partnership contributions                                         409,495      659,810     1,069,305
 Partnership distributions                                        (124,481)     (85,283)     (209,764)
                                                                -----------  -----------  ------------
Balance, December 31, 1997                                       6,760,950    3,935,261    10,696,211
 Net loss                                                         (173,731)    (109,680)     (283,411)
 Partnership distributions                                        (405,758)    (256,165)     (661,923)
                                                                -----------  -----------  ------------
Balance, December 31, 1998                                      $6,181,461   $3,569,416   $ 9,750,877
                                                                ===========  ===========  ============

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                   1998         1997          1996
                                                                ----------   ----------   -----------
Cash flows from operating activities:
 Net (loss) income                                              $ (283,411)  $ (812,837)  $   168,506
                                                                ----------   ----------   -----------
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation                                                    866,778      795,829       674,479
   Loss on real estate assets                                            0      181,684             0
   Changes in assets and liabilities:
    Accounts receivable                                                836      (18,950)      113,362
    Prepaid expenses and other assets                               89,745     (357,417)            0
    Accounts payable                                              (146,779)     (37,394)     (338,991)
    Due to affiliates                                               (3,829)       3,829        (6,802)
                                                                ----------   ----------   -----------
     Total adjustments                                             806,751      567,581       442,048
                                                                ----------   ----------   -----------
     Net cash provided by (used in) operating
      activities                                                   523,340     (245,256)      610,554
                                                                ----------   ----------   -----------
Cash flows from investing activities:
 Investment in real estate assets                                        0     (932,156)      (35,038)
                                                                ----------   ----------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners                               0    1,069,305             0
                                                                ----------   ----------   -----------
 Distributions to joint venture partners                          (675,743)     (58,720)     (973,577)
                                                                ----------   ----------   -----------
     Net cash (used in) provided by financing
      activities                                                  (675,743)   1,010,585      (973,577)
                                                                ----------   ----------   -----------
Net decrease in cash and cash equivalents                         (152,403)    (166,827)     (398,061)
                                                                ----------   ----------   -----------
Cash and cash equivalents,beginning of year                        281,285      448,112       846,173
                                                                ----------   ----------   -----------
Cash and cash equivalents,end of year                           $  128,882   $  281,285   $   448,112
                                                                ----------   ----------   -----------

    Following are the financial statements for Fund II and III Associates--
                               Brookwood Grill:

                  Fund II and III Associates--Brookwood Grill

                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                                               1998         1997
                                                                            ----------  ----------
Real estate assets, at cost:
  Land                                                                      $  745,223  $  745,223
  Building and improvements, less accumulated depreciation of
   $329,731 in 1998 and $275,717 in 1997                                       943,082     997,096
                                                                            ----------  ----------
    Total real estate assets                                                 1,688,305   1,742,319
 Investment in joint venture                                                 1,507,807   1,608,215
 Cash and cash equivalents                                                      73,956      54,321
 Due from affiliate                                                             50,479      32,092
 Accounts receivable                                                            67,018      89,757
 Prepaid expenses and other assets                                              17,480      23,048
                                                                            ----------  ----------
    Total assets                                                            $3,405,045  $3,549,752
                                                                            ==========  ==========

                                Liabilities and Partners' Capital
 Liabilities:
  Accounts payable                                                          $    1,200  $    3,879
  Due to affiliate                                                               3,894       5,381
  Partnership distributions payable                                            124,772      82,012
                                                                            ----------  ----------
    Total liabilities                                                          129,866      91,272
                                                                            ----------  ----------
 Partners' capital:
  Fund II and II-OW                                                          2,042,176   2,156,463
  Wells Real Estate Fund III                                                 1,233,003   1,302,017
                                                                            ----------  ----------
    Total partners' capital                                                  3,275,179   3,458,480
                                                                            ----------  ----------
    Total liabilities and partners' capital                                 $3,405,045  $3,549,752
                                                                            ==========  ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996


                                                                   1998         1997        1996
                                                                 --------   ----------  ----------
 Revenues:
  Rental income                                                  $225,100   $  225,106  $  225,359
  Equity in income (loss) of joint venture                         78,791       27,213     (19,378)
                                                                 --------   ----------  ----------
                                                                  303,891      252,319     205,981
                                                                 --------   ----------  ----------
 Expenses:
  Operating costs, net of reimbursements                          (31,540)      15,233      92,450
  Depreciation                                                     54,014       54,014      54,014
  Management and leasing fees                                      23,348       28,464      27,004
  Property administration                                           3,708        3,875      12,454
  Legal and accounting                                              3,200        4,672       3,164
  Computer costs                                                        0          107       1,410
                                                                 --------   ----------  ----------
                                                                   52,730      106,365     190,496
                                                                 --------   ----------  ----------
 Net income                                                      $251,161   $  145,954  $   15,485
                                                                 ========   ==========  ==========

 Net income allocated to Fund II and II-OW                       $156,599   $   91,002  $    9,655
                                                                 ========   ==========  ==========
 Net income allocated to Wells Real Estate Fund III              $ 54,952   $   94,562  $    5,830
                                                                 ========   ==========  ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                 Fund II    Wells Real      Total
                                                                   and        Estate      Partners'
                                                                  II-OW      Fund III      Capital
                                                               ----------   ----------    ----------
Balance, December 31, 1995                                     $2,312,957   $1,396,514   $3,709,471
 Net income                                                         9,655        5,830       15,485
 Partnership distributions                                        (66,498)     (40,154)    (106,652)
                                                               ----------   ----------    ---------
Balance, December 31, 1996                                      2,256,114    1,362,190    3,618,304
 Net income                                                        91,002       54,952      145,954
 Partnership distributions                                       (190,653)    (115,125)    (305,778)
                                                              -----------   ----------    ---------
Balance, December 31, 1997                                      2,156,463    1,302,017    3,458,480
 Net income                                                       156,599       94,562      251,161
 Partnership distributions                                       (270,886)    (163,576)    (434,462)
                                                              -----------   ----------   ----------
Balance, December 31, 1998                                    $ 2,042,176   $1,233,003   $3,275,179
                                                              ============  ==========   ==========


                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                  1998         1997         1996
                                                               ----------   ----------   ----------
Cash flows from operating activities:
 Net income                                                    $  251,161   $  145,954   $   15,485
                                                               ----------   ----------   ----------
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                    54,014       54,014       54,014
   Equity in (income) loss of joint venture                       (78,791)     (27,213)      19,378
   Changes in assets and liabilities:
    Accounts receivable                                            22,739       24,229       (9,262)
    Prepaid expenses and other assets                               5,568        5,568        5,568
    Accounts payable                                               (2,679)     (16,161)      18,860
    Due to affiliates                                              (1,487)      (1,163)         465
                                                               ----------   ----------   ----------
     Total adjustments                                               (636)      39,274       89,023
                                                               ----------   ----------   ----------
     Net cash provided by operating activities
                                                                  250,525      185,228      104,508
                                                               ----------   ----------   ----------
Cash flows from investing activities:
 Distributions received from joint venture                        160,812       89,622        7,022
                                                               ----------   ----------   ----------
Cash flows from financing activities:
 Distributions to joint venture partners                         (391,702)    (229,631)    (136,320)
                                                               ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents               19,635       45,219      (24,790)
Cash and cash equivalents, beginning of year                       54,321        9,102       33,892
                                                               ----------   ----------   ----------
Cash and cash equivalents, end of year                         $   73,956   $   54,321   $    9,102
                                                               ==========   ==========   ==========

      Fund II, III, VI, and VII Associates

      On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

      The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997


                                              Assets
                                                                             1998       1997
                                                                         ----------  ----------
Real estate assets, at cost:
 Land                                                                     $1,325,242  $1,325,242
 Building and improvements, less accumulated depreciation of
  $884,062 in 1998 and $507,772 in 1997                                    4,773,062   5,025,276
 Construction in progress                                                     41,263      59,564
                                                                          ----------  ----------
   Total real estate assets                                                6,139,567   6,410,082
Cash and cash equivalents                                                    308,788     219,391
Accounts receivable                                                          111,460      54,524
Prepaid expenses and other assets                                            233,965     269,568
                                                                          ----------  ----------
   Total assets                                                           $6,793,780  $6,953,565
                                                                          ----------  ----------

                                     Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                    $  192,072  $  170,776
 Partnership distributions payable                                           209,716     131,907
                                                                          ----------  ----------
                                                                             401,788     302,683
                                                                          ----------  ----------
Partners' capital:
 Fund II and III Associates                                                1,507,807   1,608,215
 Wells Real Estate Fund VI                                                 1,682,380   1,789,811
 Wells Real Estate Fund VII                                                3,201,805   3,252,856
                                                                          ----------  ----------
   Total partners' capital                                                 6,391,992   6,650,882
                                                                          ----------  ----------
   Total liabilities and partners' capital                                $6,793,780  $6,953,565
                                                                          ==========  ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                  1998        1997        1996
                                                                --------  ----------  ----------
Revenues:
 Rental income                                                  $872,978  $  679,268  $  255,062
 Other income                                                     36,000           0           0
                                                                --------  ----------  ----------
                                                                 908,978     679,268     255,062
                                                                --------  ----------  ----------
Expenses:
 Depreciation                                                    376,290     325,974     181,798
 Operating costs, net of reimbursements                           85,983     122,261      75,018
 Management and leasing fees                                      97,701      99,834      28,832
 Legal and accounting                                              6,509       4,885      14,928
 Property administration                                          14,926      17,321      10,286
 Computer costs                                                        0         228       1,368
                                                                --------  ----------  ----------
                                                                 581,409     570,503     312,230
                                                                --------  ----------  ----------
Net income (loss)                                               $327,569  $  108,765  $  (57,168)
                                                                ========  ==========  ==========

Net income (loss) allocated to Fund II and III Associates       $ 78,791  $   27,213  $  (19,378)
                                                                ========  ==========  ==========

Net income (loss) allocated to Wells Real Estate Fund VI        $ 87,914  $   28,409  $  (10,193)
                                                                ========  ==========  ==========

Net income (loss) allocated to Wells Real Estate Fund VII       $160,864  $  53,143   $  (27,597)
                                                                ========  ==========  ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
             for the Years Ended December 31, 1998, 1997, and 1996

                                                      Fund II       Wells       Wells Real       Total
                                                      and III    Real Estate      Estate       Partners'
                                                    Associates     Fund VI       Fund VII       Capital
                                                    -----------  ------------   ----------    -------------
 Balance, December 31, 1995                         $1,729,116   $ 1,028,210   $ 2,521,739    $ 5,279,065
    Partnership contributions                                0       761,259       835,646      1,596,905
    Partnership distributions                          (19,494)      (19,329)      (37,237)       (76,060)
    Net loss                                           (19,378)      (10,193)      (27,597)       (57,168)
                                                    ----------   -----------   -----------    -----------
 Balance, December 31, 1996                          1,690,244     1,759,947     3,292,551      6,742,742
    Partnership contributions                                0       116,675       121,576        238,251
    Partnership distributions                         (109,242)     (115,220)     (214,414)      (438,876)
    Net income                                          27,213        28,409        53,143        108,765
                                                    ----------   -----------   -----------    -----------
 Balance, December 31, 1997                          1,608,215     1,789,811     3,252,856      6,650,882
    Partnership contributions                                0         4,600       154,049        158,649
    Partnership distributions                         (179,199)     (199,945)     (365,964)      (745,108)
    Net income                                          78,791        87,914       160,864        327,569
                                                    ----------   -----------   -----------    -----------
 Balance, December 31, 1998                         $1,507,807   $ 1,682,380   $ 3,201,805    $ 6,391,992
                                                    ==========   ===========   ===========    ===========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                                               1998         1997           1996
                                                                                          -----------   -----------   ------------
 Cash flows from operating activities:
    Net income (loss)                                                                     $   327,569   $   108,765    $   (57,168)
                                                                                          -----------   -----------   ------------
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation                                                                           376,290       325,974        181,798
       Changes in assets and liabilities:
        Accounts receivable                                                                   (56,936)       12,810        (67,334)
        Prepaid expenses and other assets                                                      35,603      (123,748)      (104,792)
        Accounts payable and accrued expenses                                                  21,296       (34,194)        88,532
                                                                                          -----------   -----------   ------------
         Total adjustments                                                                    376,253       180,842         98,204
                                                                                          -----------   -----------   ------------
         Net cash provided by operating activities                                            703,822       289,607         41,036
                                                                                          -----------   -----------   ------------
 Cash flows from investing activities:
    Decrease in construction payables                                                               0             0       (358,467)
    Investment in real estate                                                                (102,122)     (620,059)    (1,736,082)
                                                                                          -----------   -----------   ------------
         Net cash used in investing activities                                               (102,122)     (620,059)    (2,094,549)
                                                                                          -----------   -----------   ------------
 Cash flows from financing activities:
    Contributions from joint venture partners                                                 154,996       230,699      1,434,308
    Distributions to joint venture partners                                                  (667,299)     (356,559)       (26,470)
                                                                                          -----------   -----------   ------------
         Net cash (used in) provided by financing
          activities                                                                         (512,303)     (125,860)     1,407,838
                                                                                          -----------   -----------   ------------
 Net increase (decrease) in cash and cash equivalents                                          89,397      (456,312)      (645,675)
 Cash and cash equivalents, beginning of year                                                 219,391       675,703      1,321,378
                                                                                          -----------   -----------   ------------
 Cash and cash equivalents, end of year                                                   $   308,788   $   219,391    $   675,703
                                                                                          ===========   ===========   ============

 Supplemental disclosure of noncash activities:
    Deferred project costs contributed                                                    $     3,653   $     7,552    $   162,597
                                                                                          ===========   ===========   ============

4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

    The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                                 1998         1997          1996
                                                                             ----------   -----------   -----------
 Financial statement net income (loss)                                       $   93,162   $  (331,376)  $   112,364
 Increase (decrease) in net income (loss) resulting from:
   Depreciation expense for financial reporting purposes in
     excess of amounts for income tax purposes                                  627,502       558,365       496,465
   Expenses deductible when paid for income tax purposes, accrued
     for financial reporting purposes                                            30,541        27,667        18,757
   Rental income recognized for income tax purposes in excess of
     amounts for financial reporting purposes                                    26,495        38,033        65,099
   Loss on retirement of fixed assets for income tax purposes                         0       (13,835)            0
   Involuntary conversion of fixed assets for income tax purposes                     0       (13,560)            0
   Meals and entertainment                                                           83           827             0
                                                                             ----------   -----------   -----------
 Income tax basis net income                                                 $  777,783   $   266,121   $   692,685
                                                                             ==========   ===========   ===========

    The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                                             1998          1997           1996
                                                                                          -----------   -----------   ------------
 Financial statement partners' capital                                                    $22,044,258   $23,460,451    $24,443,952
 Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
     in excess of amounts for income tax purposes                                           1,795,184     1,167,682        609,317
   Joint venture change in ownership                                                          (28,326)      (28,326)       (28,326)
   Accumulated expenses deductible when paid for income
     tax purposes, accrued for financial reporting
     purposes                                                                                 508,203       477,662        449,995
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts for income
     tax purposes                                                                             (98,502)     (124,997)      (163,030)
   Partnership distributions payable                                                          337,178       331,965        159,482
   Other                                                                                      (41,743)      (42,026)       (15,458)
                                                                                          -----------   -----------   ------------
 Income tax basis partners' capital                                                       $24,516,052   $25,242,411    $25,455,932
                                                                                          ===========   ===========   ============

5.  RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

                  Year ended December 31:
                       1999                     $ 2,757,286
                       2000                       2,753,545
                       2001                       1,997,883
                       2002                         828,615
                       2003                         361,715
                   Thereafter                     2,379,108
                                                -----------
                                                $11,078,152
                                                ===========

    Three significant tenants contributed approximately 34%, 17%, and 12% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 34%, 26%, and 17% of future minimum rental income.

    The future minimum rental income due Fund II and II-OW for the First Union Property under noncancelable operating leases at December 31, 1998 is as follows:


                  Year ended December 31:
                           1999                 $   788,059
                           2000                     919,776
                           2001                     306,592
                                                -----------
                                                $ 2,014,427
                                                ===========

    One tenant at the First Union Property contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

    The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1998 is as follows:


                  Year ended December 31
                           1999                 $1,022,295
                           2000                    802,081
                           2001                    470,129
                           2002                    268,924
                           2003                     36,342
                       Thereafter                  131,800
                                                ----------
                                                $2,731,571
                                                ==========

    One tenant contributed 11% of rental income for the year ended December 31, 1998 and will contribute approximately 21% of future minimum rental income.

    The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1998 is as follows:

                  Year ended December 31:
                           1999                 $  883,301
                           2000                    824,544
                           2001                    737,386
                           2002                    694,469
                           2003                    636,952
                       Thereafter                4,424,471
                                                ----------
                                                $8,201,123
                                                ==========

    One tenant contributed approximately 65% of rental income for the year ended December 31, 1998 and will contribute approximately 88% of future minimum rental income.

    The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1998 is as follows:


                  Year ended December 31:
                           1999                 $1,458,240
                           2000                  1,478,080
                           2001                  1,488,000
                           2002                    496,000
                                                ----------
                                                $4,920,320
                                                ==========

    One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

    The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1998 is as follows:


                  Year ended December 31:
                           1999                   $249,550
                           2000                    249,550
                           2001                    249,550
                           2002                     20,796
                                                ----------
                                                  $769,446
                                                ==========

    One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

    The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:


                  Year ended December 31:
                           1999                 $  733,044
                           2000                    701,474
                           2001                    654,767
                           2002                    335,261
                           2003                    121,668
                        Thereafter                 263,613
                                                ----------
                                                $2,809,826
                                                ==========

    Four significant tenants contributed approximately 15%, 14%, 13%, and 12% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 31% and 14% of future minimum rental income.

6.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of the First UNION PROPERTY as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Union Property as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP






Atlanta, Georgia
January 27, 1999

                            THE FIRST UNION PROPERTY


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS


                                                                                       1998                1997
                                                                                     ----------         ----------
REAL ESTATE ASSETS:
 Land                                                                                $1,367,856         $1,367,856
 Building and improvements, less accumulated depreciation of $2,623,785 in
  1998 and $2,256,118 in 1997                                                         5,147,333          5,515,000
                                                                                     ----------         ----------
       Total real estate assets                                                       6,515,189          6,882,856

CASH AND CASH EQUIVALENTS                                                               116,860            103,238

ACCOUNTS RECEIVABLE                                                                      23,184             84,208

PREPAID EXPENSES AND OTHER ASSETS                                                        42,828             61,183
                                                                                     ----------         ----------
       Total assets                                                                  $6,698,061         $7,131,485
                                                                                     ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                                   $  118,125         $  111,427
 Due to affiliate                                                                         1,315              4,561
                                                                                     ----------         ----------
       Total liabilities                                                                119,440            115,988
                                                                                     ----------         ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                            6,244,136          6,657,813
 Wells Real Estate Fund II-OW                                                           334,485            357,684
                                                                                     ----------         ----------
       Total partners' capital                                                        6,578,621          7,015,497
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $6,698,061         $7,131,485
                                                                                     ==========         ==========



      The accompanying notes are an integral part of these balance sheets.

                            THE FIRST UNION PROPERTY


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                         1998              1997             1996
                                                                        --------         --------         --------
REVENUES:
 Rental income                                                          $458,867         $458,867         $460,920
                                                                        --------         --------         --------
EXPENSES:
 Depreciation                                                            367,667          367,667          367,667
 Legal and accounting                                                      4,050            5,600            6,750
 Management and leasing fees                                              45,887           45,887           45,887
 Operating costs                                                          10,878            6,574           10,349
 Computer costs                                                                0              107            1,410
                                                                        --------         --------         --------
                                                                         428,482          425,835          432,063
                                                                        --------         --------         --------
NET INCOME                                                              $ 30,385         $ 33,032         $ 28,857
                                                                        ========         ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                       $ 28,772         $ 31,278         $ 27,383
                                                                        ========         ========         ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW
                                                                        $  1,613         $  1,754         $  1,474
                                                                        ========         ========         ========

        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                 Wells Real             Wells Real            Total
                                                                   Estate                 Estate            Partners'
                                                                   Fund II              Fund II-OW           Capital
                                                                  ==========            ==========          ==========
BALANCE, December 31, 1995                                        $7,390,416              $397,987          $7,788,403

 Net income                                                           27,383                 1,474              28,857
 Distributions                                                      (377,447)              (20,325)           (397,772)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1996                                         7,040,352               379,136           7,419,488

 Net income                                                           31,278                 1,754              33,032
 Distributions                                                      (413,817)              (23,206)           (437,023)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1997                                         6,657,813               357,684           7,015,497

 Net income                                                           28,772                 1,613              30,385
 Distributions                                                      (442,449)              (24,812)           (467,261)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1998                                        $6,244,136              $334,485          $6,578,621
                                                                  ==========            ==========          ==========



        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                              1998              1997              1996
                                                                            =========        ==========         =========
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  30,385         $  33,032         $  28,857
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             367,667           367,667           367,667
     Changes in assets and liabilities:
       Accounts receivable                                                     61,024            30,352           (19,358)
       Prepaid expenses and other assets                                       18,355            18,355            18,356
       Due to affiliate                                                        (3,246)           (1,147)            1,092
                                                                            ---------         ---------         ---------
         Total adjustments                                                    443,800           415,227           367,757
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            474,185           448,259           396,614
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                     (460,563)         (433,059)         (406,211)
                                                                            ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               13,622            15,200            (9,597)

CASH AND CASH EQUIVALENTS, beginning of year                                  103,238            88,038            97,635
                                                                            ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                      $ 116,860         $ 103,238         $  88,038
                                                                            =========        ==========         =========



        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1998, 1997, AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The First Union Property ("First Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and II-OW and Fund II-OW owns 5% of Fund II and II-OW at December 31, 1998 and 1997. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Income Taxes

   First Union is not deemed to be a taxable entity for federal income tax purposes.

   Real Estate Assets

   Real estate assets held by First Union are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of First Union as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on First Union is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statements of cash flows, First Union considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2. RENTAL INCOME

   The future minimum rental income due First Union under noncancelable operating leases at December 31, 1998 is as follows:


                        Year ended December 31:

                          1999                  $  788,059
                          2000                     919,776
                          2001                     306,592
                                                ----------
                                                $2,014,427
                                                ==========

   One tenant at First Union contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   Fund II and II-OW entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund II and II-OW. In consideration for supervising the management of First Union, Fund II and II-OW will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   First Union incurred management and leasing fees and lease acquisition costs of $45,887 for each of the three years ended December 31, 1998, 1997, and 1996, which were paid to Wells Management.

                                                   WELLS REAL ESTATE FUND II-OW

                                              (A Georgia Public Limited Partnership)

                                SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1998

                                                                                         Gross Amount at Which Carried at
                                                 Initial Cost                                    December 31, 1998
                                          ---------------------------   Costs of    -----------------------------------------
                                                      Buildings and    Capitalized              Buildings and   Construction
        Description       Encumbrances       Land      Improvements    Improvements    Land      Improvements   in Progress
------------------------- -------------  -----------  --------------  ------------- ---------- --------------- --------------
THE CHARLOTTE PROPERTY (a)     None       $1,282,500    $ 7,267,500    $   588,974  $1,367,856    $ 7,771,118    $         0

880 PROPERTY (b)               None        1,325,242              0      5,698,385   1,325,242      5,657,122         41,263

THE ATRIUM AT NASSAU BAY (c)   None        1,367,000     10,983,000      2,526,766   1,504,743     13,372,023              0

CHEROKEE COMMONS (d)           None        1,142,663      6,462,837      2,833,007   1,219,704      9,218,803              0

HERITAGE PLACE AT TUCKER (e)   None        2,756,378              0      9,484,907   3,260,887      8,953,667         26,731

880 PROPERTY--BROOKWOOD
     GRILL (f)                 None          523,319              0      1,494,717     745,223      1,272,813              0

                                         -----------  --------------  ------------- ---------- --------------- --------------
              Total                       $8,397,102    $24,713,337    $22,633,208  $9,423,655    $46,245,546        $67,994
                                         ===========  ==============  ============= ========== =============== ==============
                                 Gross Amount
                                   at Which
                                  Carried at
                               December 31, 1998                                                     Life on Which
                               -----------------    Accumulated        Date of           Date        Depreciation Is
          Description                  Total        Depreciation     Construction      Acquired        Computed (g)
----------------------------   -----------------   --------------   --------------    ----------     ----------------
THE CHARLOTTE PROPERTY (a)           $ 9,138,974    $ 2,623,784         1987            5/09/89       20 to 25 years

880 PROPERTY (b)                       7,023,627        884,062         1996            1/31/90       20 to 25 years

THE ATRIUM AT NASSAU BAY (c)          14,876,766      5,433,962         1988            4/03/89       12 to 25 years

CHEROKEE COMMONS (d)                  10,438,507      2,717,803         1986            6/09/87       20 to 25 years

HERITAGE PLACE AT TUCKER (e)          12,241,285      2,913,652         1987            9/04/86       20 to 25 years

880 PROPERTY--BROOKWOOD
     GRILL (f)                         2,018,036        329,729          1991           3/27/91       20 to 25 years
                               -----------------   --------------
              Total                  $55,737,195    $14,902,992
                               =================   ==============

(a) The Charlotte Property is a two-story office building located in Charlotte, North Carolina. It is owned by Fund II and II-OW. The Partnership owned a 5% interest in Fund II and II-OW at December 31, 1998.

(b) The 880 Property is a 4.3-acre tract of real property under development located in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 14% interest in Fund II, III, VI, and VII Associates at December 31, 1998.

(c) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates--The Atrium. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 63% interest in Fund II and III Associates at December 31, 1998.

(d) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-- Cherokee. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 55% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1998.

(e) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II--Tucker. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 45% interest in Fund I and II--Tucker at December 31, 1998.

(f) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 62% interest in the 880 Property--Brookwood Grill at December 31, 1998.

(g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                 Accumulated
                                                    Cost        Depreciation
                                                ------------   --------------

BALANCE AT DECEMBER 31, 1996                    $53,875,834      $10,058,938

   1997 additions                                 1,989,779        2,404,063
   1997 deductions                                 (382,775)        (109,508)
                                                ------------   --------------
BALANCE AT DECEMBER 31, 1997                     55,482,838       12,353,493

   1998 additions                                   254,357        2,549,499
                                                ------------   --------------
BALANCE AT DECEMBER 31, 1998                    $55,737,195      $14,902,992
                                                ============   ==============

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


Exhibit                                                                              Sequential
Number                     Description of Document                                   Page Number
------                     ------------------------                                  ----------
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