Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND II
filed 1999-05-12
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q




(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended March 31, 1999 or
                               ------------------------------------------------

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                     to
                              --------------------    -------------------------

Commission file number              0-16518
                      ---------------------------------------------------------

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

Yes     X        No
     -------       --------

                                   Form 10-Q
                                   ---------

                           Wells Real Estate Fund II
                           -------------------------

                                     INDEX
                                     -----

                                                                       Page No.

PART I. FINANCIAL INFORMATION


        Item 1. Financial Statements

           Balance Sheets - March 31, 1999
             and December 31, 1998..........................................3

           Statements of Income for the Three Months
             Ended March 31, 1999 and 1998..................................4

           Statements of Partners' Capital for the Year Ended
             December 31, 1998 and the Three Months
             Ended March 31, 1999...........................................5

            Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998.................................6

            Condensed Notes to Financial Statements.........................7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................11

PART II.  OTHER INFORMATION................................................12

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


Assets                                   March 31, 1999   December 31, 1998
------                                   --------------   -----------------

Investment in joint venture (Note 2)       $21,678,264         $22,019,064
Cash and cash equivalents                       36,190              27,011
Due from affiliate                             404,242             336,616
                                           -----------         -----------

     Total assets                          $22,118,695         $22,382,691
                                           ===========         ===========


          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:

 Accounts payable                          $     1,255         $     1,255
 Partnership distributions payable             413,981             337,178
                                           -----------         -----------

     Total liabilities                         415,236             338,433
                                           -----------         -----------

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                   21,703,459          22,044,258
  Class B - 30,221 Units                             0                   0
                                           -----------         -----------

     Total partners' capital                21,703,459          22,044,258
                                           -----------         -----------
 Total liabilities and partners' capital   $22,118,695         $22,382,691
                                           ===========         ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME


                                                     Three Months Ended
                                                     ------------------

                                                March 31, 1999  March 31, 1998
                                                --------------  --------------

Revenues:
  Equity in income of joint venture (Note 2)           $63,327         $44,766
  Interest income                                           56             161
                                                       -------         -------
                                                       $63,383         $44,927
                                                       -------         -------

Expenses:
  Partnership administration                           $     0         $    80
                                                       -------         -------

  Net income                                           $63,383         $44,847
                                                       =======         =======

Net income allocated to
  Class A Limited Partners                             $63,383         $44,847

Net loss allocated to
  Class B Limited Partners                             $  0.00         $  0.00

Net income per Class A
  Limited Partner Unit                                 $  0.58         $  0.41

Net loss per Class B
  Limited Partner Unit                                 $  0.00         $  0.00

Cash distribution per Class A
  Limited Partner Unit                                 $  3.72         $  3.53


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED
                                MARCH 31, 1999




                                                Limited Partners                 Total
                                     ----------------------------------------
                                          Class A               Class B         Partners'
                                     ------------------     -----------------
                                     Units      Amounts     Units     Amounts     Capital
                                     ------    --------     ------    -------     -------

BALANCE, December 31, 1997           108,752   $23,460,451   30,221   $    0   $23,460,451

 Net income                                0        93,162        0        0        93,162
 Partnership distributions                 0    (1,509,355)       0        0    (1,509,355)
                                     -------   -----------   ------   ------   -----------
BALANCE, December 31, 1998           108,572    22,044,258   30,221        0    22,044,258

  Net income                               0        63,383        0        0        63,383
  Partnership distributions                0      (404,182)       0        0      (404,182)
                                     -------   -----------   ------   ------   -----------

BALANCE, March 31, 1999              108,572   $21,703,459   30,221   $    0   $21,703,459
                                     =======   ===========   ======   ======   ===========


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                              Three Months Ended
                                                                              ------------------
                                                                       March 31, 1999   March 31, 1998
                                                                       --------------   --------------

Cash flows from operating activities:
 Net income                                                                $  63,383        $  44,847
                                                                           ---------        ---------
 Adjustments to reconcile net income to net     cash provided by
  operating activities:
   Equity in (income) of joint ventures                                      (63,327)         (44,766)
   Changes in assets and liabilities:
     Withholdings and accounts payable                                             0              629
     Due from shareholders                                                         0              (70)
                                                                           ---------        ---------
     Total adjustments                                                       (63,327)         (44,207)
                                                                           ---------        ---------
      Net cash provided by
       operating activities                                                       56              640
                                                                           ---------        ---------

Cash flow from investing activities:
 Distributions received from joint ventures                                  336,500          322,925
                                                                           ---------        ---------

Cash flow from financing activities:
 Partnership distributions paid                                             (327,377)        (322,810)
                                                                           ---------        ---------

Net increase in cash and cash   equivalents
                                                                               9,179              755

Cash and cash equivalents, beginning of year                                  27,011           37,249
                                                                           ---------        ---------

Cash and cash equivalents, end of period                                   $  36,190        $  38,004
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

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells  Real  Estate  Fund II   (the "Partnership")  is a  Georgia  public
     limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Corporation, as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

     As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund II have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of March 31, 1999 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of March 31, 1999, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

Following are the financial statements for Fund II and II-OW:

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                                BALANCE SHEETS


             Assets                                              March 31, 1999          March 31, 1998
             -----                                               --------------          --------------
 Real estate, at cost:

 Land                                                             $ 1,367,856             $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,715,701 in 1999 and
 $2,623,785 in 1998                                                 5,055,417               5,147,333
                                                                  -----------             -----------

     Total real estate assets                                       6,423,273               6,515,189
                                                                  -----------             -----------

Investment in joint ventures                                       16,428,159              16,676,111
Cash and cash equivalents                                              87,519                  94,367
Due from affiliates                                                   339,398                 267,581
Accounts receivable                                                     6,745                  23,184
Prepaid expenses and other assets                                      37,015                  42,828
                                                                  -----------             -----------

     Total assets                                                 $23,322,109             $23,619,260
                                                                  ===========             ===========


Liabilities and Partners' Capital
---------------------------------

Liabilities:
 Partnership distributions payable                                $   426,789             $   355,370
 Due to affiliates                                                        329                   8,988
                                                                  -----------             -----------

     Total liabilities                                                427,118                 364,358
                                                                  -----------             -----------

Partners' capital:
 Wells Real Estate Fund II                                         21,678,264              22,019,064
 Wells Real Estate Fund II-OW                                       1,216,727               1,235,838
                                                                  -----------             -----------

     Total partners' capital                                       22,894,991              23,254,902
                                                                  -----------             -----------

     Total liabilities and partners' capital                      $23,322,109             $23,619,260
                                                                  ===========             ===========

           See accompanying condensed notes to financial statements.

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                             STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                ------------------
                                                     March 31, 1999             March 31, 1998
                                                     --------------             --------------
Revenues:
 Rental income                                           $114,717                    $114,717
 Equity in income of joint ventures                        90,697                      64,339
 Interest income                                              105                         130
                                                         --------                    --------
                                                          205,519                     179,186
                                                         --------                    --------
Expenses:
 Management & leasing expenses                              6,883                       6,883
 Lease acquisition costs                                    4,589                       4,589
 Operating costs  rental property                           6,892                       3,854
 Depreciation                                              91,917                      91,917
 Legal and accounting                                       3,684                      12,021
 Computer costs                                             1,664                       2,075
 Partnership administration                                23,012                      10,570
                                                         --------                    --------
                                                          138,641                     131,909
                                                         --------                    --------

Net income                                               $ 66,878                    $ 47,277
                                                         ========                    ========

Net income  allocated to Wells
 Real Estate Fund II                                     $ 63,327                    $ 44,766

Net income allocated to Wells
 Real Estate Fund II-OW                                  $  3,551                    $  2,510

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied, as compared to 95% occupied as of March 31, 1998.

     The increase in gross revenues of the Partnership to $63,383 for the three months ended March 31, 1999, as compared to $44,927 for the three months ended March 31, 1998 is due to the increase occupancy of The Cherokee Commons and Heritage Place. Total administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for the three months ended March 31, 1999, compared to the same period of 1998, with increased administrative expenses offset by decreased legal expenses.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased slightly in 1999, compared to 1998, due to the increase in distributions from joint ventures as occupancy increased. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remained stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended March 31, 1999 and March 31, 1998 were $404,242 and $336,616, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the first quarter of 1999 in the amount of $3.72 per Unit as compared to $3.53 for the first quarter of 1998. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of March 31, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budgets demands through cash flow from operations.

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors.

    A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

    Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                               March 31, 1999               March 31, 1999
                                               --------------               --------------
Revenues:
 Rental income                                  $114,717                      $114,717

Expenses:
 Depreciation                                     91,917                        91,917
 Management & leasing expenses                    11,472                        11,472
 Other operating expenses                          6,787                         3,724
                                                --------                      --------
                                                 110,176                       107,113
                                                --------                      --------

Net income                                      $  4,541                      $  7,604
                                                ========                      ========

Occupied %                                           100%                          100%
Partnership's Ownership %                           94.7%                         94.7%

Cash generated to the
 Fund II-Fund II-OW Joint Venture*              $116,449                      $111,344

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*              $  4,541                      $  7,604

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 1999 and 1998. The decrease in net income for the first quarter of 1999 compared to 1998 was primarily due to the increase in accounting fees and property insurance. A refund of 1997 insurance premiums was received in the first quarter of 1998. Since actual rents received was higher in the first three months ended March 31, 1999 than the same period in 1998, offset by the increase in expenses, cash generated increased in 1999 as compared to 1998.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                          Three Months Ended
                                                                          ------------------
                                                              March 31, 1999               March 31, 1998
                                                              --------------               --------------
Revenues:
 Rental income                                                  $367,536                      $367,536
                                                                --------                      --------


Expenses:
 Depreciation                                                    214,105                       216,930
 Management & leasing expenses                                    44,774                        44,488
 Other operating expenses                                        196,170                       158,431
                                                                --------                      --------
                                                                 455,049                       419,849
                                                                --------                      --------

Net (loss)                                                      $(87,513)                     $(52,313)
                                                                ========                      ========

Occupied %                                                           100%                          100%
Partnership's Ownership %                                           58.0%                         58.0%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $ 89,632                      $112,949

Net (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*                              $(53,646)                     $(32,067)

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income and occupancy remained the same for the three months ended March 31, 1999 and 1998. Expenses increased due to additional landscaping and HVAC repairs in 1999 and a reimbursement of tenant improvements of approximately $12,000 received from Boeing in 1998 that reduced expenses for that year. As a result net loss increased and cash distributions to the Partnership decreased for the period ended March 31, 1999.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                       Three Months Ended
                                                                       ------------------

                                                              March 31, 1999               March 31, 1998
                                                              --------------               --------------
Revenues:
 Rental income                                                   $56,188                       $56,338
 Equity in income of joint venture                                33,056                        16,131
                                                                 -------                       -------
                                                                  89,244                        72,469
                                                                 -------                       -------
Expenses:
 Depreciation                                                     13,503                        13,503
 Management & leasing expenses                                     8,728                         7,033
 Other operating expenses                                          5,525                         5,229
                                                                 -------                       -------
                                                                  27,756                        25,765
                                                                 -------                       -------

Net income                                                       $61,488                       $46,704
                                                                 =======                       =======

Occupied %                                                           100%                          100%
Partnership's Ownership %                                           59.0%                         59.0%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                               $65,445                       $57,651

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                               $38,338                       $29,120

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income have increased for the three months ended March 31, 1999 as compared to 1998, due primarily to the increase in equity in income of joint venture, which is the result of increased occupancy at the Holcomb Bridge Property for the full three months of 1999 compared to 1998. Expenses remained relatively stable with a minor increase in leasing expense. As a result net income and cash distributions to the partnership increased for the three months ended March 31, 1999 as compared to the same period of 1998.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------

                                                                  Three Months Ended
                                                                  ------------------
                                                     March 31, 1999               March 31, 1998
                                                     --------------               --------------
Revenues:
 Rental income                                          $230,063                      $213,235

Expenses:
 Depreciation                                             94,129                        93,904
 Management & leasing expenses                            38,874                        29,364
 Other operating expenses                                 24,394                        23,033
                                                         --------                      --------
                                                          157,397                       146,301
                                                         --------                      --------

Net income                                               $ 72,666                      $ 66,934
                                                         ========                      ========

Occupied %                                                  94.0%                         94.1%
Partnership's Ownership %                                   14.2%                         14.2%

Cash distributions to the
 Fund II-Fund III Joint Venture*                         $ 35,418                      $ 41,168

Net income allocated to the
 Fund II-Fund III Joint Venture*                         $ 33,056                      $ 16,131

*The Partnership holds a 59.0% ownership in the Fund II-Fund III Joint Venture.

While occupancy remained the same at march 31, 1999 and March 31, 1998, rental income, management and leasing fees and net income have increased as compared to 1998 due primarily to two tenants occupying space at the property late in the first quarter of 1998.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                                       Three Months Ended
                                                                       ------------------
                                                           March 31, 1999               March 31, 1998
                                                           --------------               --------------
Revenues:
 Rental income                                                  $336,859                      $300,361
 Interest income                                                     136                           137
                                                                --------                      --------
                                                                 336,995                       300,498
                                                                --------                      --------
Expenses:
 Depreciation                                                    108,796                       107,288
 Management & leasing expenses                                    44,484                        42,588
 Other operating expenses                                         95,544                       109,595
                                                                --------                      --------
                                                                 248,824                       259,471
                                                                --------                      --------

Net  income                                                     $ 88,171                      $ 41,027
                                                                ========                      ========

Occupied %                                                            91%                           83%

Partnership's Ownership %                                           42.5%                         42.5%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $ 59,448                      $ 44,564

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                              $ 39,598                      $ 18,425

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 83% to 91%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due primarily to a significant decrease in landscaping expenses.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                                        Three Months Ended
                                                                       --------------------
                                                            March 31, 1999               March 31, 1998
                                                            ---------------              --------------
Revenues:
 Rental income                                                  $227,383                      $228,977
 Interest income                                                      20                            22
                                                                --------                      --------
                                                                 227,403                       228,999
                                                                --------                      --------
Expenses:
 Depreciation                                                    110,112                       110,563
 Management & leasing expenses                                    26,135                        25,751
 Other operating expenses                                        (30,556)                        3,131
                                                                --------                      --------
                                                                 105,691                       139,445
                                                                --------                      --------

Net income                                                      $121,712                      $ 89,554
                                                                ========                      ========

Occupied %                                                            96%                           91%
Partnership's Ownership %                                           51.7%                         51.7%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*                              $124,124                      $102,700

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                              $ 66,407                      $ 48,861

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increased CAM billings to tenants that were under accrued in 1998.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND II
                               (Registrant)

 Dated:  May 11, 1999     By:  /s/Leo F. Wells, III
                               --------------------
                               Leo F. Wells, III,as Individual
                               General Partner and as President
                               and Chief Financial Officer
                               of Wells Capital, Inc.
                               the Corporate General Partner