Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND II
filed 1999-08-16
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended             June 30, 1999              or
                                 -------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                         to
                               ------------------------  ----------------------

Commission file number                        0-16518
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

                                     INDEX
                                     -----



                                                                                     Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 1999
                  and December 31, 1998....................................          3

                 Statements of Income for the Three Months and Six Months
                  Ended June 30, 1999 and 1998.............................          4

                 Statements of Partners' Capital for the Year Ended
                  December 31, 1998 and the Six Months
                  Ended June 30, 1999......................................          5

                 Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998.............................          6

                 Condensed Notes to Financial Statements...................          7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................         11

PART II. OTHER INFORMATION.................................................         20


                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS



               Assets                           June 30, 1999  December 31,
               ------                           -------------  ------------

Investment in joint venture (Note 2)              $21,377,573  $22,019,064
Cash and cash equivalents                              35,648       27,011
Due from affiliate                                    372,804      336,616
                                                   ----------- -----------

     Total assets                                 $21,786,025  $22,382,691
                                                  ===========  ===========

           Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                 $     2,288  $     1,255
 Partnership distributions payable                    380,969      337,178
                                                  -----------  -----------

     Total liabilities                                383,257      338,433
                                                  -----------  -----------

Partners' capital:
 Limited Partners:
  Class A - 108,572 Units                          21,402,768   22,044,258
  Class B - 30,221 Units                                    0            0
                                                  -----------  -----------

     Total partners' capital                       21,402,768   22,044,258
                                                  -----------  -----------

       Total liabilities and partners' capital    $21,786,025  $22,382,691
                                                  ===========  ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                          Three Months Ended                       Six Months Ended
                                                  --------------------------------       -----------------------------------
                                                 June 30, 1999      June 30, 1998          June 30, 1999      June 30, 1998
                                                 ---------------   ---------------        ---------------     --------------
Revenues:
  Equity in income of joint
   ventures (Note 2)                               $71,997             $48,821                 $135,324            $93,587

  Interest income                                       89                 145                      145                306
                                                   -------             -------                 --------            -------
                                                    72,086              48,966                  135,469             93,893
                                                   -------             -------                 --------            -------

Expenses:
  Partnership administration                             0                   0                        0                 80
                                                   -------             -------                 --------            -------
  Net income                                       $72,086             $48,966                 $135,469            $93,813
                                                   =======             =======                 ========            =======

Net income allocated to
  Class A Limited Partners                         $72,086             $48,966                 $135,469            $93,813

Net loss allocated to Class
  B Limited Partners                               $     0             $     0                 $      0            $     0

Net income per Class A
  Limited Partner Unit                             $  0.66             $  0.46                 $   1.25            $  0.87

Net loss per Class B Limited
  Partner Unit                                     $  0.00             $  0.00                 $   0.00            $  0.00

Cash distribution per Class A
  Limited Partner Unit                             $  3.43             $  3.72                 $   7.15            $  7.25

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED
                                 JUNE 30, 1999


                                                                Limited Partners
                                ---------------------------------------------------------------------------------
                                                Class A                                   Class B                        Total
                                ----------------------------------------  ---------------------------------------       Partners'
                                      Units               Amounts               Units               Amounts              Capital
                                ------------------  --------------------  ------------------  -------------------  -----------------
BALANCE, December 31, 1997           108,572          $23,460,451               30,221                 $ 0          $23,460,451

  Net income                               0               93,162                    0                  (0)              93,162
  Partnership distributions                0           (1,509,355)                   0                   0           (1,509,355)
                                     -------          -----------               ------                 ---          -----------
BALANCE, December 31,  1998          108,572           22,044,258               30,221                   0           22,044,258


  Net income                               0              135,469                    0                   0              135,469
  Partnership distributions                0             (776,959)                   0                   0             (776,959)
                                     -------          -----------               ------                 ---          -----------
BALANCE, June 30, 1999               108,572          $21,402,768               30,221                 $ 0          $21,402,768
                                     =======          ===========               ======                 ===          ===========


            See accompanying condensed notes to financial statements

                           WELLS REAL ESTATE FUND II
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                     ------------------------------------------------------
                                                                            June 30, 1999               June 30, 1998
                                                                     --------------------------  --------------------------
Cash flows from operating activities:
 Net income                                                                      $ 135,469                   $  93,812
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Equity in (income) of joint ventures                                           (135,324)                    (93,587)
   Changes in assets and liabilities:
     Accounts payable                                                                1,034                        (877)
                                                                                 ---------                   ---------
     Total adjustments                                                            (134,290)                    (94,464)
                                                                                 ---------                   ---------
      Net cash provided by (used in)
       operating activities                                                          1,179                        (652)
                                                                                 ---------                   ---------

Cash flow from investing activities:
 Investment in joint venture                                                             0                           0
 Distributions received from joint venture                                         740,626                     705,986
                                                                                 ---------                   ---------
                                                                                   740,626                     705,986
                                                                                 ---------                   ---------

Cash flow from financing activities:
 Distributions to partners                                                        (733,168)                   (705,751)
                                                                                 ---------                   ---------

Net increase (decrease) in cash and cash equivalents                                 8,637                        (417)

Cash and cash equivalents, beginning of year                                        27,011                      37,249
                                                                                 ---------                   ---------

Cash and cash equivalents, end of period                                         $  35,648                   $  36,832
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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Joint Venture"); (iii) Fund II-III-VI-VII Associates, a joint venture between the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Joint Venture"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Associates, a joint venture between Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1998 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center in Fulton County,

     Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and
     (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1999. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.


     Fund II-Fund II-OW Joint Venture
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of June 30, 1999, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly investment in joint venture is recorded on the equity method.

Following are the financial statements for Fund II and II-OW:

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                                BALANCE SHEETS

                                 Assets                                June 30, 1999     December 31, 1998
                                 ------                                -------------     -----------------
Real estate, at cost:
 Land                                                                    $ 1,367,856        $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,807,617 in 1999 and
 $2,623,785 in 1998                                                        4,963,500          5,147,333
                                                                         -----------        -----------

     Total real estate assets                                              6,331,356          6,515,189
                                                                         -----------        -----------

Investment in joint ventures                                              16,212,262         16,676,111
Cash and cash equivalents                                                     76,315             94,367
Due from affiliates                                                          316,642            267,581
Accounts receivable                                                            1,265             23,184
Prepaid expenses and other assets                                             33,186             42,828
                                                                         -----------        -----------

     Total assets                                                        $22,971,026        $23,619,260
                                                                         ===========        ===========

            Liabilities and Partners' Capital
            ---------------------------------

Liabilities:
 Partnership distributions payable                                       $   393,588        $   355,370
 Due to affiliates                                                                 0              8,988
                                                                         -----------        -----------

     Total liabilities                                                       393,588            364,358
                                                                         -----------        -----------

Partners' capital:
 Wells Real Estate Fund II                                                21,377,573         22,019,064
 Wells Real Estate Fund II-OW                                              1,199,865          1,235,838
                                                                         -----------        -----------

     Total partners' capital                                              22,577,438         23,254,902
                                                                         -----------        -----------

     Total liabilities and partners' capital                             $22,971,026        $23,619,260
                                                                         ===========        ===========

           See accompanying condensed notes to financial statements.

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                          Six Months Ended
                                          -----------------------------------           -------------------------------
                                          June 30, 1999         June 30, 1998             June 30, 1999   June 30, 1998
                                          --------------     ----------------           ---------------  --------------
Revenues:
 Rental income                               $127,682              $114,717                  $242,399          $229,434
 Equity in income of joint
  ventures                                     99,337                84,001                   190,034           148,340

 Interest income                                  (13)                  114                        92               244
                                             --------              --------                  --------          --------
                                              227,006               198,832                   432,525           378,018
                                             --------              --------                  --------          --------
Expenses:
 Management and leasing fees                    7,541                 6,883                    14,424            13,766
 Lease acquisition costs                        4,588                 4,588                     9,177             9,177
 Operating costs-rental property                4,168                 2,972                    11,060             6,826
 Depreciation                                  91,916                91,916                   183,833           183,833
 Legal and accounting                          24,813                21,574                    28,497            33,595
 Computer costs                                 1,077                 1,309                     2,741             3,384
 Partnership administration                    16,869                18,032                    39,881            28,602
                                             --------              --------                  --------          --------
                                              150,972               147,274                   289,613           279,183
                                             --------              --------                  --------          --------

Net income                                   $ 76,034              $ 51,558                  $142,912          $ 98,835
                                             ========              ========                  ========          ========

Net income allocated to
 Wells Real Estate Fund II                   $ 71,997              $ 48,821                  $135,324          $ 93,587

Net income allocated to Wells
 Real Estate Fund II-OW                      $  4,037              $  2,737                  $  7,588          $  5,248

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied, as compared to 95% occupied as of June 30, 1998.

     The increase in gross revenues of the Partnership to $135,469 for the six months ended June 30, 1999, as compared to $93,893 for the six months ended June 30, 1998 is due to the increase occupancy of The Cherokee Commons and Heritage Place. Total administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for the six months ended June 30, 1999, compared to the same period of 1998.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1999, compared to 1998, due to the increase in distributions from joint ventures as occupancy increased. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1999 and June 30, 1998 were $372,804 and $403,383 respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the second quarter of 1999 in the amount of $3.43 per Unit as compared to $3.72 for the second quarter 1998. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of June 30, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budgets demands through cash flow from operations.

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses.
     The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. All testing of systems has been completed as of June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                                   Three Months Ended                              Six Months Ended
                                          ----------------------------------               ----------------------------------
                                           June 30, 1999       June 30, 1998               June 30, 1999       June 30, 1998
                                          ---------------      -------------               --------------     ---------------
Revenues:
 Rental income                                  $127,682           $114,717                   $242,399             $229,434
                                                --------           --------                   --------             --------

Expenses:
 Depreciation                                     91,916             91,916                    183,833              183,833
 Management & leasing expenses                    12,129             11,472                     23,601               22,944
 Other operating expenses                          4,180              2,954                     10,968                6,678
                                                --------           --------                   --------             --------
                                                 108,225            106,342                    218,402              213,455
                                                --------           --------                   --------             --------

Net  income                                     $ 19,457           $  8,375                   $ 23,997             $ 15,979
                                                ========           ========                   ========             ========

Occupied %                                         100.0%             100.0%                     100.0%               100.0%

Partnership Ownership %                             94.7%              94.7%                      94.7%                94.7%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*                      $121,163           $117,594                   $237,612             $228,938

Net income generated to the Fund II-
 Fund II-OW Joint Venture*                      $ 19,457           $  8,375                   $ 23,997             $ 15,979


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Property operations remained stable for the three and six months ended June 30, 1999 and 1998. Rental income has increased for the three months ended June 30, 1999, as compared to the same period in 1998, due primarily to an underestimate of straight line rent adjustments in 1998.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                               Three Months Ended                                   Six Months Ended
                                          ------------------------------               ---------------------------------------
                                          June 30, 1999   June 30, 1998                 June 30, 1999           June 30, 1998
                                          -------------   -------------                ---------------         ---------------
Revenues:
 Rental income                                $367,536           $367,536                  $ 735,072              $ 735,072
 Interest income                                     0             13,280                          0                 13,280
                                              --------           --------                  ---------              ---------
                                               367,536            380,816                    735,072                748,352
                                              --------           --------                  ---------              ---------
Expenses:
 Depreciation                                  219,755            216,930                    433,860                433,860
 Management & leasing expenses                  44,869             44,679                     89,643                 89,167
 Other operating expenses                      117,325            183,393                    313,495                341,824
                                              --------           --------                  ---------              ---------
                                               381,949            445,002                    836,998                864,851
                                              --------           --------                  ---------              ---------

Net  loss                                     $(14,413)          $(64,186)                 $(101,926)             $(116,499)
                                              ========           ========                  =========              =========

Occupied %                                       100.0%             100.0%                     100.0%                 100.0%

Partnership Ownership %                           58.0%              58.0%                      58.0%                  58.0%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*                    $130,417           $105,670                  $ 220,049              $ 218,619

Net loss allocated to the Fund II-
 Fund II-OW Joint Venture*                    $ (8,835)          $(39,346)                 $ (62,481)             $ (71,414)

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increased common area maintenance billings to tenants that were under estimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                    Three Months Ended                            Six Months Ended
                                          -----------------------------------           -------------------------------------
                                            June 30, 1999       June 30, 1998           June 30, 1999        June 30, 1998
                                          ---------------      --------------           ---------------     ----------------
Revenues:
 Rental income                                  $56,187            $ 56,037                  $112,375              $112,375
 Equity in income of joint venture                6,248              16,943                    39,304                33,074
                                                -------            --------                  --------              --------
                                                 62,435              72,980                   151,679               145,449
                                                -------            --------                  --------              --------
Expenses:
 Depreciation                                    13,503              13,503                    27,006                27,006
 Management & leasing expenses                    7,955               6,492                    16,683                13,525
 Other operating expenses                           805             (23,721)                    6,330               (18,492)
                                                -------            --------                  --------              --------
                                                 22,263              (3,726)                   50,019                22,039
                                                -------            --------                  --------              --------

Net income                                      $40,172            $ 76,706                  $101,660              $123,410
                                                =======            ========                  ========              ========

Occupied %                                        100.0%              100.0%                    100.0%                100.0%

Partnership Ownership %                            59.0%               59.0%                     59.0%                 59.0%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*              $49,986            $ 76,364                  $115,431              $134,015

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*              $25,047            $ 47,826                  $ 63,385              $ 76,946


* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Operating expenses increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to the billings of reimbursements during the second quarter in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. As a result net income and cash distributions to the Partnership decreased for the six months ended June 30, 1999 as compared to the same period in 1998.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                         Three Months Ended                              Six Months Ended
                                                  ---------------------------------            ---------------------------------
                                                  June 30, 1999       June 30, 1998              June 30, 1999     June 30, 1998
                                                  ---------------    --------------            --------------      -------------
Revenues:
 Rental income                                        $227,761            $208,645                 $457,824           $421,880
                                                      --------            --------                 --------           --------

Expenses:
 Depreciation                                           94,128              94,129                  188,257            188,033
 Management & leasing expenses                          42,063              29,888                   80,937             59,252
 Other operating expenses                                  387              13,797                   24,781             36,830
                                                      --------            --------                 --------           --------
                                                       136,578             137,814                  293,975            284,115
                                                      --------            --------                 --------           --------

Net income                                            $ 91,183            $ 70,831                 $163,849           $137,765
                                                      ========            ========                 ========           ========

Occupied %                                                  94%              100.0%                      94%             100.0%

Partnership Ownership %                                   14.2%               14.2%                    14.2%              14.2%

Cash distributed to the
 Fund II-Fund III Joint Venture*                      $ 46,181            $ 41,990                 $ 81,600           $ 83,158

Net income allocated to the
 Fund II-Fund III Joint Venture*                      $  6,248            $ 16,943                 $ 39,304           $ 33,074

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income has increased for the six months ended June 30, 1999, as compared to the same period in 1998 due primarily to a under estimate of straight line rent adjustments. The expense decreases due to common area maintenance reimbursement. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                      Three Months Ended                           Six Months Ended
                                              ----------------------------------           -----------------------------------
                                              June 30, 1999        June 30, 1998           June 30, 1999        June 30, 1998
                                              ---------------      --------------          ---------------      --------------
Revenues:
 Rental income                                    $343,044            $311,526                 $679,903             $611,887
 Interest income                                       137                 135                      273                  272
                                                  --------            --------                 --------             --------
                                                   343,181             311,661                  680,176              612,159
                                                  --------            --------                 --------             --------
Expenses:
 Depreciation                                      120,456             107,288                  229,252              214,576
 Management & leasing expenses                      43,482              34,645                   87,966               77,233
 Other operating expenses                          103,404             116,379                  198,947              225,974
                                                  --------            --------                 --------             --------
                                                   267,342             258,312                  516,165              517,783
                                                  --------            --------                 --------             --------

Net income                                        $ 75,839            $ 53,349                 $164,011             $ 94,376
                                                  ========            ========                 ========             ========

Occupied %                                            91.0%               82.0%                    91.0%                82.0%

Partnership Ownership %                              42.53%              42.53%                   42.53%               42.53%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*
                                                  $ 31,293            $ 51,429                 $ 90,742             $ 95,993

Net income allocated to the
 Fund II-Fund II-OW Joint
 Venture*                                         $ 34,059            $ 23,959                 $ 73,657             $ 42,384

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 82% to 91%. Depreciation and leasing expenses increased over prior year to date due to increased occupancy, tenant improvements and revenues. Other operating expenses decreased, due primarily to prior year annual adjustments for common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cash distributed to the Fund II Fund II-OW Joint Venture decreased due to capital improvements to the building of $101,350 and build out of tenant improvements of $74,168.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                                        Three Months Ended                            Six Months Ended
                                                  -------------------------------             ---------------------------------
                                                  June 30, 1999     June 30, 1998             June 30, 1999       June 30, 1998
                                                  ---------------   -------------             --------------    ---------------
Revenues:
 Rental income                                      $237,232           $225,705                 $464,615              $454,682
 Interest income                                          19                 19                       39                    41
                                                    --------           --------                 --------              --------
                                                     237,251            225,724                  464,654               454,723
                                                    --------           --------                 --------              --------
Expenses:
 Depreciation                                        111,415            110,564                  221,527               221,127
 Management & leasing expenses                        26,135             18,737                   51,129                44,488
 Other operating expenses                              9,772              1,919                  (19,643)                5,050
                                                    --------           --------                 --------              --------
                                                     147,322            131,220                  253,013               270,665
                                                    --------           --------                 --------              --------

Net income                                          $ 89,929           $ 94,504                 $211,641              $184,058
                                                    ========           ========                 ========              ========

Occupied %                                              95.9%              91.0%                    95.9%                 91.0%

Partnership Ownership %                                 51.7%              51.7%                    51.7%                 51.7%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*
                                                    $103,538           $115,766                 $227,662              $218,466

Net income allocated to the
 Fund II-Fund II-OW Joint
 Venture*                                           $ 49,066           $ 51,563                 $115,473              $100,424

*The Partnership holds a 95% ownership in the Fund-II - Fund II-OW Joint
 Venture.

Rental income increased in 1999 over 1998, due to increased occupancy. The decrease in operating expenses for the six month period ended June 30, 1999, as compared to the same period in 1998, was due to common area maintenance reimbursement billings. The increase in operating expense for the three month period ended June 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite.

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND II
                                     (Registrant)
Dated:  August 10, 1999              By: /s/Leo F. Wells, III
                                         --------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc.
                                     the Corporate General Partner