Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND II
filed 1999-11-12
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1999               or
                                ------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

Commission file number                 0-16518
                       ------------------------------------------


                           WELLS REAL ESTATE FUND II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1678709
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
-------------------------------------------           ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                      ------------------

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X              No  ___________
          --------

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Balance Sheets--September 30, 1999 and December 31, 1998                                   3

       Statements of Income for the Three Months and Nine Months
         Ended September 30, 1999 and 1998                                                        4


       Statements of Partners' Capital for the Nine Months Ended
         September 30, 1999 and for the Year Ended December 31, 1998                              5


       Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998                                                              6

       Condensed Notes to Financial Statements                                                    7

  Item 2.  Management's Discussion and Analysis of Financial
    Conditions and Results of Operations                                                         11

PART II.  OTHER INFORMATION                                                                      20

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS




                                                          September 30,         December 31,
                                                              1999                  1998
                                                          -------------         ------------
ASSETS:
 Investments in joint venture (Note 2)                    $  21,030,025         $ 22,019,064
 Cash and cash equivalents                                       45,760               27,011
 Due from affiliate                                             494,961              336,616
                                                          -------------         ------------
       Total assets                                       $  21,570,746         $ 22,382,691
                                                          =============         ============

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                       $       2,774         $      1,255
   Partnership distributions payable                            459,052              337,178
                                                          -------------         ------------
       Total liabilities                                        461,826              338,433
                                                          =============         ============
 Partners' capital:
   Limited partners:
     Class A--108,572 units                                  21,108,920           22,044,258
     Class B--30,221 units                                            0                    0
                                                          -------------         ------------
       Total partners' capital                               21,108,920           22,044,258
                                                          -------------         ------------
       Total liabilities and partners' capital            $  21,570,746         $ 22,382,691
                                                          =============         ============



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME



                                                                Three Months Ended                Nine Months Ended
                                                          ------------------------------    ------------------------------
                                                          September 30,    September 30,    September 30,    September 30,
                                                              1999             1998             1999             1998
                                                          -------------    -------------    -------------    -------------
REVENUES:
 Equity in income of joint ventures (Note 2)              $     147,033    $      39,491    $     282,357    $     133,078
 Interest income                                                    182              152              327              458
                                                          -------------    -------------    -------------    -------------
                                                                147,215           39,643          282,684          133,536

EXPENSES:
 Partnership administration                                           0                0                0               80
                                                          -------------    -------------    -------------    -------------
       Net income                                         $     147,215    $      39,643    $     282,684    $     133,456
                                                          -------------    -------------    -------------    -------------

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS          $     147,215    $      39,643    $     282,684    $     133,456
                                                          -------------    -------------    -------------    -------------

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS            $           0    $           0    $           0    $           0
                                                          -------------    -------------    -------------    -------------

NET INCOME PER CLASS A LIMITED PARTNER UNIT               $        1.35    $        0.36    $        2.60    $        1.23
                                                          -------------    -------------    -------------    -------------

NET LOSS PER CLASS B LIMITED PARTNER UNIT                 $           0    $           0    $           0    $           0
                                                          -------------    -------------    -------------    -------------

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT        $        4.07    $        3.64    $       11.22    $       10.89
                                                          -------------    -------------    -------------    -------------


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                    AND FOR THE YEAR ENDED DECEMBER 31, 1998




                                                                   Limited Partners                   Total
                                                   -----------------------------------------------
                                                           Class A                 Class B           Partners'
                                                   -----------------------   ---------------------
                                                     Units       Amounts      Units      Amounts      Capital
                                                   ---------   -----------   --------  -----------  -----------
BALANCE, December 31, 1997                           108,572   $23,460,451     30,221  $         0  $23,460,451

 Net income                                                0        93,162          0            0       93,162
 Partnership distributions                                 0    (1,509,355)         0            0   (1,509,355)
                                                   ---------    ----------   --------  -----------  -----------
BALANCE, December 31, 1998                           108,572    22,044,258     30,221            0   22,044,258

 Net income                                                0       282,684          0            0      282,684
 Partnership distributions                                 0    (1,218,022)         0            0   (1,218,022)
                                                   ---------   -----------   --------  -----------  -----------
BALANCE, September 30, 1999                          108,572   $21,108,920     30,221  $         0  $21,108,920
                                                   ---------   -----------   --------  -----------  -----------


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS




                                                                                       Nine Months Ended
                                                                                --------------------------------
                                                                                September 30,      September 30,
                                                                                    1999               1998
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $     282,684      $     133,456
                                                                                -------------      -------------
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Equity in income of joint ventures                                              (282,357)          (133,078)
    Changes in assets and liabilities:
      Accounts payable                                                                  1,519             (1,303)
                                                                                -------------      -------------
        Total adjustments                                                            (280,838)          (134,381)
                                                                                -------------      -------------
        Net cash provided by (used in) operating activities                             1,846               (925)
                                                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                         1,113,051          1,108,921
                                                                                -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                         (1,096,148)        (1,109,289)
                                                                                -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   18,749             (1,293)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           27,011             37,249
                                                                                -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      45,760      $      35,956
                                                                                -------------      -------------



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


               SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as general partners. The Partnership was formed on June 23, 1986 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

   On September 8, 1986, the Partnership commenced a public offering of its limited partnership units pursuant to a registration statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988 and received gross proceeds of $34,948,250 representing subscriptions from 4,440 limited partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

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

   As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker") and
   (vi) shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

 2. INVESTMENTS IN JOINT VENTURES

   The Partnership owned interests in six properties as of September 30, 1999. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in the joint venture are recorded using the equity method.

   Fund II-Fund II-OW Joint Venture

   The Partnership owns all of its properties through the Fund II-Fund II-OW Joint Venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW (the "Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of September 30, 1999, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in the joint venture are recorded using the equity method.

   Following are the financial statements for Fund II-Fund II-OW Joint Venture:

                        FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)


                                 BALANCE SHEETS

                                                                      September 30,          December 31,
                                                                          1999                  1998
                                                                      --------------         ------------
ASSETS:
 Real estate, at cost:
   Land                                                                  $ 1,367,856          $ 1,367,856
   Building and improvements, less accumulated depreciation of
    $2,899,533 in 1999 and $2,623,785 in 1998                              4,871,584            5,147,333
                                                                      --------------         ------------
       Total real estate assets                                            6,239,440            6,515,189
 Investments in joint ventures                                            15,941,730           16,676,111
 Cash and cash equivalents                                                   222,451               94,367
 Due from affiliates                                                         298,344              267,581
 Accounts receivable                                                           1,265               23,184
 Prepaid expenses and other assets                                            29,488               42,828
                                                                      --------------         ------------
       Total assets                                                      $22,732,718          $23,619,260
                                                                      ==============         ============
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Partnership distributions payable                                     $   522,317          $   355,370
   Due to affiliates                                                               0                8,988
                                                                      --------------         ------------
       Total liabilities                                                     522,317              364,358
                                                                      --------------         ------------
 Partners' capital:
   Wells Real Estate Fund II                                              21,030,025           22,019,064
   Wells Real Estate Fund II-OW                                            1,180,376            1,235,838
                                                                      ==============         ============
       Total partners' capital                                            22,210,401           23,254,902
                                                                      --------------         ------------
       Total liabilities and partners' capital                           $22,732,718          $23,619,260
                                                                      ==============         ============

           See accompanying condensed notes to financial statements.

                       FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)


                             STATEMENTS OF INCOME

                                                          Three Months Ended              Nine Months Ended
                                                      ----------------------------    ----------------------------
                                                      September 30,   September 30,   September 30,   September 30,
                                                           1999           1998            1999            1998
                                                       -----------    ------------    ------------    ------------
REVENUES:
   Rental income                                          $264,259        $114,716        $506,658        $344,150
   Equity in income of joint ventures                       27,064          57,589         217,098         205,929
   Interest income                                             155             119             247             363
                                                       -----------    ------------    ------------    ------------
                                                           291,478         172,424         724,003         550,442
                                                       -----------    ------------    ------------    ------------
EXPENSES:
   Management and leasing fees                              15,855           6,883          30,279          20,649
   Lease acquisition costs                                   4,589           4,588          13,766          13,766
   Operating costs--rental property                          4,756           4,440          15,816          11,266
   Depreciation                                             91,917          91,917         275,750         275,750
   Legal and accounting                                       (650)            833          27,847          34,428
   Computer costs                                            2,661           1,602           5,402           4,986
   Partnership administration                               17,071          20,455          56,952          49,056
                                                       -----------    ------------    ------------    ------------
                                                           136,199         130,718         425,812         409,901
                                                       -----------    ------------    ------------    ------------
NET INCOME                                                $155,279       $  41,706        $298,191        $140,541
                                                       ===========    ============    ============    ============
NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND II                                                $147,033       $  39,491        $282,357        $133,078
                                                       ===========    ============    ============    ============
NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND II-OW                                             $  8,246       $   2,215        $ 15,834        $  7,463
                                                       ===========    ============    ============    ============

           See accompanying condensed notes to financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


  1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of September 30, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied, as compared to 95% occupied as of September 30, 1998.

     The increase in gross revenues of the Partnership to $282,684 for the nine months ended September 30, 1999, as compared to $133,536 for the nine months ended September 30, 1998, is due to the increased occupancy of the Cherokee Commons and Heritage Place at Tucker. Total administrative expenses of the Partnership which are incurred at the joint venture level remained relatively stable for the nine months ended September 30, 1999, compared to the same period in 1998.

     The Partnership's cash flow provided by investing activities increased in 1999 compared to 1998 due to the increase in distributions from joint ventures as occupancy increased.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership for the three-month periods ended September 30, 1999 and September 30, 1998 were $494,582 and $385,816, respectively.

     The Partnership made cash distributions to the limited partners holding Class A units for the third quarter of 1999 in the amount of $4.07 per unit as compared to $3.64 for the third quarter of 1998. No cash distributions were made by the Partnership to the limited partners holding Class B units.

     As of September 30, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

     The Partnership has recently made the decision to begin selling its properties. At this time, two properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund II properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus.

     Year 2000

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

     The Partnership relies on computers and operating systems provided by equipment manufacturers and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial conditions of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the general partner of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

  2.  PROPERTY OPERATIONS

      As of September 30, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

                                                    Three Months Ended             Nine Months Ended
                                             ------------------------------     -----------------------------
              First Union at Charlotte/        September 30,    September 30,   September 30,   September 30,
         Fund II-Fund II-OW Joint Venture          1998             1999            1998            1999
     ====================================    ==============     ============    =============     ===========
       Revenues:
         Rental income                             $264,259         $114,716         $506,658        $344,150
                                             --------------     ------------    -------------     -----------

       Expenses:                                     91,917           91,917          275,750         275,750
         Depreciation                                20,444           11,471           44,045          34,415
         Management and leasing expenses              4,601            3,087           15,569           9,765
                                             --------------     ------------    -------------     -----------
         Other operating expenses                   116,962          106,475          335,364         319,930
                                             ==============     ============    =============     ===========
                    Net income                     $147,297       $    8,241         $171,294       $  24,220
                                             ==============     ============    =============     ===========
       Occupied %                                     100.0%           100.0%           100.0%          100.0%
                                             ==============     ============    =============     ===========
       Partnership's ownership %                       94.7%            94.7%            94.7%           94.7%
                                             ==============     ============    =============     ===========
       Cash generated to the
         Fund II-Fund II-OW Joint Venture*         $243,802       $  120,199         $481,414        $349,136
                                             ==============     ============    =============     ===========
       Net income allocated to the
         Fund II-Fund II-OW Joint Venture*         $147,297       $    8,241         $171,294        $ 24,220
                                             ==============     ============    =============     ===========

   * The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

   Rental income, net income, and cash distributions increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to a renewed, increased rent beginning in May 1999. Expenses increased as compared to the same periods in 1998 due primarily to increased management fees which are charges based on rental income.

                                                   Three Months Ended                Nine Months Ended
                                           ----------------------------      ------------------------------
      Boeing at the Atrium/                September 30,    September 30,    September 30,    September 30,
   Fund II-Fund III Joint Venture             1998             1999              1998              1999
=====================================      ===========       ==========      ============      ============
 Revenues:
   Rental income                             $ 367,536       $  367,536        $1,102,608        $1,102,608
   Other income                                      0                0                 0            13,280
                                            ----------       ----------      ------------      ------------
                                             $ 367,536          367,536         1,102,608         1,115,888
                                            ----------       ----------      ------------      ------------
 Expenses:
   Depreciation                                216,930          216,930           650,790           650,790
   Management and leasing expenses              45,060           44,775           134,703           133,942
   Other operating expenses                    185,397          174,424           498,892           516,248
                                            ----------       ----------      ------------      ------------
                                               447,387          436,129         1,284,385         1,300,980
                                            ----------       ----------      ------------      ------------
             Net loss                        $ (79,851)      $  (68,593)       $ (181,777)       $ (185,092)
                                            ==========       ==========      ============      ============
 Occupied %                                        100%             100%              100%              100%
                                            ----------       ----------      ------------      ------------
 Partnership's ownership %                          58%              58%               58%               58%
                                            ----------       ----------      ------------      ------------
 Cash distribution to the
   Fund II-Fund II-OW Joint Venture*         $ 103,572       $  102,969        $  323,621        $  321,588
                                            ==========       ==========      ============      ============
 Net loss allocated to
   Fund II-Fund II-OW Joint Venture*         $ (48,948)      $  (42,047)       $ (111,429)       $ (109,515)
                                            ----------       ----------      ------------      ------------

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Operating expenses decreased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to increased common-area maintenance billings to tenants that were under estimated in 1998. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled the following year and the difference billed to the tenants.

                                                    Three Months Ended                Nine Months Ended
                                            -------------------------------    --------------------------------
            The Brookwood Grill/              September 30,   September 30,     September 30,     September 30,
       Fund II-Fund III Joint Venture             1999            1998             1999               1998
  =======================================   ===============   =============    ============       =============
  Revenues:
     Rental income                            $   56,188        $  56,488        $ 168,563             $168,863
     Equity income of joint venture               23,307           20,308           62,611               53,382
                                            ------------      -----------      -----------        -------------
                                                  79,495           76,796          231,174              222,245
                                            ============      ===========      ===========        =============
  Expenses:
     Depreciation                                 13,503           13,503           40,509               40,509
     Management and leasing expenses               6,704            6,250           23,387               19,775
     Other operating expenses                      2,467            8,271            8,797              (10,221)
                                            ------------      -----------      -----------        -------------
                                                  22,674           28,024           72,693               50,063
                                            ============      ===========      ===========        =============
              Net income                      $   56,821        $  48,772        $ 158,481             $172,182
                                            ============      ===========      ===========        =============

  Occupied %                                         100%             100%             100%                 100%
                                            ============      ===========      ===========        =============

  Partnership's ownership %                           59%              59%              59%                  59%
                                            ============      ===========      ===========        =============

  Cash distribution to the
     Fund II-Fund II-OW Joint Venture*        $   59,606        $  58,328        $ 175,037             $192,343
                                            ============      ===========      ===========        =============

  Net income allocated to the
     Fund II-Fund II-OW Joint Venture*        $   35,428        $  29,662        $  98,813             $117,189
                                            ============      ===========      ===========        =============

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable, total revenues increased for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998 due to the increased equity income from Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Property became more profitable this year.

Operating expenses increased for the nine months ended September 30, 1999 as compared to the same periods in 1998 due primarily to a change in the rental agreement of billing water reimbursements to the tenants in 1998 which was overestimated for the year.

                                                    Three Months Ended                Nine Months Ended
                                             ------------------------------  -------------------------------
            Holcomb Bridge Road/              September 30,   September 30,   September 30,    September 30,
     Fund II, III, VI, VII Joint Venture          1999             1998             1999            1998
  =======================================    ==============   =============  ==============    =============
  Revenues:
     Rental income                             $ 213,028        $ 226,233        $ 670,852       $ 648,113
                                             -----------      -----------      -----------     -----------
  Expenses:
     Depreciation                                 79,605           94,128          277,862         282,161
     Management and leasing expenses              22,263           20,198           93,200          79,450
     Other operating expenses                     14,889           27,664           39,670          64,494
                                             -----------      -----------      -----------     -----------
                                                 116,757          141,990          410,732         426,105
                                             -----------      -----------      -----------     -----------
              Net income                       $  96,271        $  84,243        $ 260,120       $ 222,008
                                             ===========      ===========      ===========     ===========

  Occupied %                                          94%             100%              94%            100%
                                             ===========      ===========      ===========     ===========

  Partnership's ownership %                         14.2%            14.2%            14.2%           14.2%
                                             ===========      ===========      ===========     ===========
  Cash distribution to the
     Fund II-Fund III Joint Venture*           $  41,093        $  45,561        $ 122,693       $ 128,719
                                             ===========      ===========      ===========     ===========

  Net income allocated to the
     Fund II-Fund III Joint Venture*           $  23,307        $  20,308        $  62,611       $  53,382
                                             ===========      ===========      ===========     ===========

*The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

Rental income has increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to an underestimate of straight-line rent adjustments in 1998. Expenses decreased due to a decrease in 1999 property taxes.

                                                        Three Months Ended                Nine Months Ended
                                                  ------------------------------   ------------------------------
     Heritage Place at Tucker/                    September 30,    September 30,   September 30,    September 30,
        Tucker Joint Venture                           1999            1998             1999            1998
     -------------------------                    -------------    -------------   -------------    -------------
     Revenues:
          Rental income                           $     351,124    $     301,785   $   1,031,027    $     913,672
          Interest income                                    53               95             326              367
          Other income                                        0           27,319               0           27,319
                                                  -------------    -------------   -------------    -------------
                                                        351,177          329,199       1,031,353          941,358
                                                  -------------    -------------   -------------    -------------
     Expenses:
          Depreciation                                  127,287          113,129         356,539          327,705
          Management and leasing expenses                36,741           41,688         124,707          118,921
          Other operating expenses                      165,238          152,927         364,186          378,901
                                                  -------------    -------------   -------------    -------------
                                                        329,266          307,744         845,432          825,527
                                                  -------------    -------------   -------------    -------------
                         Net income               $      21,911    $      21,455   $     185,921    $     115,831
                                                  =============    =============   =============    =============

     Occupied %                                              88%              82%             88%              82%
                                                  =============    =============   =============    =============

     Partnership's ownership %                             42.5%            42.5%           42.5%            42.5%
                                                  =============    =============   =============    =============

     Cash distribution to the
          Fund II-Fund II-OW Joint Venture*       $      39,495    $      51,671   $     130,236    $     147,664
                                                  =============    =============   =============    =============

     Net income allocated to the
          Fund II-Fund II-OW Joint Venture*       $       9,840    $      13,793   $      83,497    $      56,179
                                                  =============    =============   =============    =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999 from 1998 due primarily to the increase in occupancy from 82% to 88%. Depreciation increased for the nine-month period due to building repairs. Other operating expenses increased for the three-month period due to HVAC repairs and decreased from $378,901 to $364,186 for the nine-month period ended September 30, 1999 due to a sewer pump and main water line repair in 1998.

                                                    Three Months Ended                  Nine Months Ended
                                              ------------------------------      ------------------------------
     Cherokee Commons/Fund I, II, II-OW,      September 30,    September 30,      September 30,    September 30,
           VI, VII Joint Venture                  1999             1998               1999              1998
     -----------------------------------      -------------    -------------      -------------    -------------
     Revenues:
          Rental income                       $     238,923    $     226,733      $     703,538    $     681,415
          Interest income                                 8                2                 47               43
                                              -------------    -------------      -------------    -------------
                                                    238,931          226,735            703,585          681,458
                                              -------------    -------------      -------------    -------------
     Expenses:
          Depreciation                              111,379          111,285            332,906          332,412
          Management and leasing expenses            22,863           18,478             73,992           62,966
          Other operating expenses                   48,342           20,630             28,699           25,680
                                              -------------    -------------      -------------    -------------
                                                    182,584          150,393            435,597          421,058
                                              -------------    -------------      -------------    -------------
                         Net income           $      56,347    $      76,342      $     267,988    $     260,400
                                              =============    =============      =============    =============

     Occupied %                                          97%              91%                97%              91%
                                              =============    =============      =============    =============

     Partnership's ownership %                         51.7%            51.7%              51.7%            51.7%
                                              =============    =============      =============    =============

     Cash distribution to the
          Fund II-Fund II-OW Joint Venture*   $      94,923    $     103,684      $     322,585    $     322,150
                                              =============    =============      =============    =============

     Net income allocated to the
          Fund II-Fund II-OW Joint Venture*   $      30,743    $      41,625      $     146,217    $     142,076
                                              =============    =============      =============    =============

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999 over 1998 due to increased occupancy. The increase in operating expenses for the three-month period ended September 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs, and parking-lot repairs.

PART II.  OTHER INFORMATION


ITEM 6 (b.) NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wells real estate Fund II
                                        (Registrant)




Dated:  November 10, 1999     By: /s/ Leo F. Wells, III
                                  ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner, and as President,
                              Sole Director, and Chief Financial
                              Officer of Wells Capital, Inc., the
                              Corporate General Partner