Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND II
filed 2000-05-12
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000                                 or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission file number                           0-16518
                       ---------------------------------------------------------

                           WELLS REAL ESTATE FUND II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                                         58-1678709
------------------------------------------------      --------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)


   6200 The Corners Pkwy., Norcross, Georgia                   30092
------------------------------------------------      --------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                      --------------------------

________________________________________________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No _____
         -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                            Page No.
                                                                                            --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets--March 31, 2000 and December 31, 1999                                     3

          Statements of Income for the Three Months Ended March 31, 2000
            and 1999                                                                               4

          Statements of Partners' Capital for the Year Ended December 31, 1999 and the
            Three Months Ended March 31, 2000                                                      5

          Statements of Cash Flows for the Three Months Ended March 31, 2000
            and 1999                                                                               6

          Condensed Notes to Financial Statements                                                  7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                              11

PART II.  OTHER INFORMATION                                                                       19

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS




                                                                       March 31,        December 31,
                                                                         2000              1999
                                                                     -----------        ------------
ASSETS:
 Investment in joint venture (Note 2)                                $20,369,946        $20,666,589
 Cash and cash equivalents                                                68,073             90,558
 Due from affiliate                                                      450,580            451,788
                                                                     -----------        -----------
       Total assets                                                  $20,888,599        $21,208,935
                                                                     ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                  $     4,098        $     3,385
   Partnership distributions payable                                     483,160            483,167
                                                                     -----------        -----------
       Total liabilities                                                 487,258            486,552
                                                                     -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--108,572 units                                           20,401,341         20,722,383
     Class B--30,221 units                                                     0                  0
                                                                     -----------        -----------
       Total partners' capital                                        20,401,341         20,722,383
                                                                     -----------        -----------
       Total liabilities and partners' capital                       $20,888,599        $21,208,935
                                                                     ===========        ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME


                                                                 Three Months Ended
                                                           -----------------------------
                                                             March 31,       March 31,
                                                               2000            1999
                                                           ------------    -------------
REVENUES:
 Equity in income of joint ventures (Note 2)                   $153,938         $ 63,327
 Interest income                                                     38               56
                                                               --------         --------
                                                                153,976           63,383

EXPENSES:
 Partnership administration                                           0                0
                                                               --------         --------
NET INCOME                                                     $153,976         $ 63,383
                                                               ========         ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS               $153,976         $ 63,383
                                                               ========         ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                 $   0.00         $   0.00
                                                               ========         ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                    $   1.42         $   0.58
                                                               ========         ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                      $   0.00         $   0.00
                                                               ========         ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT             $   4.38         $   3.72
                                                               ========         ========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND THE THREE MONTHS ENDED MARCH 31, 2000


                                                      Limited Partners                               Total
                                     --------------------------------------------------------
                                             Class A                        Class B                Partners'
                                     ---------------------------      -----------------------
                                       Units           Amounts           Units       Amounts        Capital
                                     -----------    ------------      ----------    ---------       -------
BALANCE, December 31, 1998            108,572       $22,044,258         30,221            $0      $22,044,258

 Net income                                 0           371,178              0             0          371,178
 Partnership distributions                  0        (1,693,053)             0             0       (1,693,053)
                                      -------       -----------         ------        ------      -----------
BALANCE, December 31, 1999            108,572        20,722,383         30,221             0       20,722,383

 Net income                                 0           153,976              0             0          153,976
 Partnership distributions                  0          (475,018)             0             0         (475,018)
                                      -------       -----------         ------        ------      -----------
BALANCE, March 31, 2000               108,572       $20,401,341         30,221            $0      $20,401,341
                                      =======       ===========         ======        ======      ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                 -----------------------------
                                                                   March 31,        March 31,
                                                                     2000             1999
                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 153,976          $  63,383
                                                                 ---------          ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                           (153,938)           (63,327)
     Changes in assets and liabilities:
       Withholdings and accounts payable                               713                  0
                                                                 ---------          ---------
         Total adjustments                                        (153,225)           (63,327)
                                                                 ---------          ---------
         Net cash provided by operating activities                     751                 56
                                                                 ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                        451,789            336,500
                                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                   (475,025)          (327,377)
                                                                 ---------          ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (22,485)             9,179

CASH AND CASH EQUIVALENTS, beginning of year                        90,558             27,011
                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                         $  68,073          $  36,190
                                                                 =========          =========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Corporation, as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Associates"); (iii) Fund II-III-V I-VII Joint Venture, a joint venture among the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Associates"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Joint Venture, a joint venture among Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint Venture").

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

 2.  INVESTMENTS IN JOINT VENTURES

     The Partnership owned interests in six properties as of March 31, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of March 31, 2000, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in the joint venture are recorded using the equity method.

     Following are the financial statements for Fund II-Fund II-OW:


                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                                BALANCE SHEETS


                                                                           March 31,         December 31,
                                                                              2000               1999
                                                                          -----------        ------------
ASSETS:
 Real estate, at cost:
   Land                                                                   $ 1,367,856         $ 1,367,856
   Building and improvements, less accumulated depreciation of
    $3,083,367 in 2000 and $2,991,452 in 1999                               4,687,751           4,779,666
                                                                          -----------        ------------
       Total real estate assets                                             6,055,607           6,147,522
                                                                          -----------        ------------

 Investments in joint ventures                                             15,437,646          15,654,420
 Cash and cash equivalents                                                    155,115             162,241
 Due from affiliates                                                          319,817             312,901
 Accounts receivable                                                                0               2,149
 Prepaid expenses and other assets                                             20,969              24,473
                                                                          -----------        ------------
       Total assets                                                       $21,989,154         $22,303,706
                                                                          ===========        ============

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Partnership distributions payable                                      $   475,848         $   477,122
                                                                          -----------        ------------
       Total liabilities                                                      475,848             477,122
                                                                          -----------        ------------
 Partners' capital:
   Wells Real Estate Fund II                                               20,369,946          20,666,589
   Wells Real Estate Fund II-OW                                             1,143,360           1,159,995
                                                                          -----------        ------------
       Total partners' capital                                             21,513,306          21,826,584
                                                                          -----------        ------------
       Total liabilities and partners' capital                            $21,989,154         $22,303,706
                                                                          ===========        ============



           See accompanying condensed notes to financial statements.

                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                             STATEMENTS OF INCOME




                                                                                  Three Months Ended
                                                                               -------------------------
                                                                               March 31         March 31
                                                                                 2000             1999
                                                                               ---------        --------
REVENUES:
   Rental income                                                                $211,018        $114,717
   Equity in income of joint ventures                                            103,045          90,697
   Interest income                                                                   138             105
                                                                               ---------        --------
                                                                                 314,201         205,519
                                                                               ---------        --------

EXPENSES:
   Management and leasing fees                                                    12,790           6,883
   Lease acquisition costs                                                         4,589           4,589
   Operating costs--rental property                                                3,766           6,892
   Depreciation                                                                   91,917          91,917
   Legal and accounting                                                           22,607           3,684
   Computer costs                                                                  3,067           1,664
   Partnership administration                                                     12,895          23,012
                                                                               ---------        --------
                                                                                 151,631         138,641
                                                                               ---------        --------
NET INCOME                                                                      $162,570        $ 66,878
                                                                               =========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                               $153,938        $ 63,327
                                                                                ========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW                            $  8,632        $  3,551
                                                                                ========        ========



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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.4% occupied, as compared to 97.5% occupied as of March 31, 1999.

     Gross revenues of the Partnership increased to $153,976 for the three months ended March 31, 2000 from $63,383 for the three months ended March 31, 1999 due to increased rental renewal rates at the Charlotte Property. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly due to increased management and leasing fees which are charges based on rental income.

     The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to increases in distributions from joint ventures as net income increased at the Charlotte property.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership for the three-month periods ended March 31, 2000 and December 31, 1999 were $450,580 and $451,787, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the first quarter of 2000 in the amount of $4.38 per Unit as compared to $3.72 for the first quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     As of March 31, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

     The Partnership has recently made the decision to begin selling its properties. At this time, two properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund II properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

           First Union at Charlotte/Fund II-Fund II-OW Joint Venture

                                                                          Three Months Ended
                                                                     ------------------------------
                                                                       March 31,       March 31,
                                                                         2000            1999
                                                                     --------------  --------------
     Revenues:
        Rental income                                                $      211,018  $      114,717
                                                                     --------------  --------------
     Expenses:
        Depreciation                                                         91,917          91,917
        Management and leasing expenses                                      17,379          11,472
        Other operating expenses                                              3,627           6,787
                                                                     --------------  --------------
                                                                            112,923         110,176
                                                                     --------------  --------------
     Net income                                                      $       98,095  $        4,541
                                                                     ==============  ==============

     Occupied percentage                                                      100.0%          100.0%
                                                                     ==============  ==============

     Partnership's ownership percentage                                        94.7%           94.7%
                                                                     ==============  ==============

     Cash distributions to the Fund II-Fund II-OW Joint Venture*     $      194,600  $      116,449
                                                                     ==============  ==============

     Net income generated to the Fund II-Fund II-OW Joint Venture*   $       98,095  $        4,541
                                                                     ==============  ==============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

     Rental income, net income, and cash distributions increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to an increased renewal rental rate beginning in May 1999. Expenses increased as compared to the same periods in 1998 due primarily to increased management fees which are charges based on rental income.

            Boeing at the Atrium/Fund II and Fund III Joint Venture

                                                                          Three Months Ended
                                                                   ------------------------------
                                                                      March 31,        March 31,
                                                                        2000             1999
                                                                   -------------    -------------
Revenues:
   Rental income                                                   $     367,536    $     367,536
                                                                   -------------    -------------
Expenses:
   Depreciation                                                          216,930          214,105
   Management and leasing expenses                                        45,060           44,774
   Other operating expenses                                              150,182          196,170
                                                                   -------------    -------------
                                                                         412,172          455,049
                                                                   -------------    -------------
Net loss                                                           $     (44,636)   $     (87,513)
                                                                   =============    =============

Occupied percentage                                                          100%             100%
                                                                   =============    =============

Partnership's ownership percentage                                            58%              58%
                                                                   =============    =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*        $      86,980    $      89,632
                                                                   =============    =============

Net loss allocated to the Fund II-Fund II-OW Joint Venture*        $     (27,356)   $     (53,646)
                                                                   =============    =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Other operating expenses decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Fund II-Fund II-OW Joint Venture decreased even though net loss decreased by $42,877 due primarily to capital expenditures on the property's exterior caulking and coating during the first quarter of 2000 for approximately $50,000.

             The Brookwood Grill/Fund II and Fund III Joint Venture

                                                                          Three Months Ended
                                                                     ------------------------------
                                                                        March 31         March 31,
                                                                          2000             1999
                                                                     ---------------  -------------
Revenues:
   Rental income                                                     $        56,187  $      56,188
   Equity in income of joint venture                                          16,903         17,491
                                                                     ---------------  -------------
                                                                              73,090         73,679
                                                                     ---------------  -------------
Expenses:
   Depreciation                                                               13,503         13,503
   Management and leasing expenses                                             6,704          8,728
   Other operating expenses                                                   10,092          5,525
                                                                     ---------------  -------------
                                                                              30,299         27,756
                                                                     ---------------  -------------
Net income                                                           $        42,791  $      45,923
                                                                     ===============  =============

Occupied percentage                                                              100%           100%
                                                                     ===============  =============

Partnership's ownership percentage                                                59%            59%
                                                                     ===============  =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*          $        57,710  $      55,427
                                                                     ===============  =============

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $        26,680  $      28,633
                                                                     ===============  =============

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income, net income, and cash distributions to the Fund II-Fund II-OW Joint Venture remained relatively stable for the three months ended March 31, 2000, as compared to 1999, due to the stable occupancy rate.

          Holcomb Bridge Road/Fund II, III, VI, and VII Joint Venture

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,       March 31,
                                                                                          2000            1999
                                                                                     -------------   -------------
Revenues:
   Rental income                                                                     $     222,157   $     230,063
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                            104,130          94,129
   Management and leasing expenses                                                          30,586          38,874
   Other operating expenses                                                                 17,218          24,394
                                                                                     -------------   -------------
                                                                                           151,934         157,397
                                                                                     -------------   -------------
Net income                                                                           $      70,223   $      72,666
                                                                                     =============   =============

Occupied percentage                                                                            100%            100%
                                                                                     =============   =============

Partnership's ownership percentage                                                            14.2%           14.2%
                                                                                     =============   =============

Cash distributions to the Fund II-Fund III Joint Venture*                            $      45,947   $      35,418
                                                                                     =============   =============

Net income allocated to the Fund II-Fund III Joint Venture*                          $      16,903   $      17,491
                                                                                     =============   =============

*The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

Rental income decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to straight line rent adjustment during the first quarter of 1999.

Cash distributions to the Fund II-Fund III Joint Venture increased, even though net income decreased slightly, due to lease acquisition fees paid of approximately $20,000 in 1999.

        Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,       March 31,
                                                                                          2000            1999
                                                                                     -------------   -------------
Revenues:
   Rental income                                                                     $     337,144   $     336,859
   Interest income                                                                             142             136
                                                                                     -------------   -------------
                                                                                           337,286         336,995
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                            122,336         108,796
   Management and leasing expenses                                                          28,578          44,484
   Other operating expenses                                                                129,039          95,544
                                                                                     -------------   -------------
                                                                                           279,953         248,824
                                                                                     -------------   -------------
Net income                                                                           $      57,333   $      88,171
                                                                                     =============   =============

Occupied percentage                                                                             88%             91%
                                                                                     =============   =============

Partnership's ownership percentage                                                            42.5%           42.5%
                                                                                     =============   =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                          $      34,763   $      59,448
                                                                                     =============   =============

Net income allocated to the Fund II-Fund II-OW Joint Venture*                        $      25,743   $      39,598
                                                                                     =============   =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable even though there was a decrease in the occupancy level of the property. This was due to an adjustment in straight line rent. Total expenses increased in 2000 as compared to 1999 due primarily to increased depreciation expense, property taxes and repairs to the air condition system. Cash distributions decreased in 2000 as compared to 1999 due to capital improvements of approximately $100,000 for air conditioning systems funded from cash flow.

        Cherokee Commons/Fund I, III, II-OW, VI, and VII Joint Venture

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,       March 31,
                                                                                          2000            1999
                                                                                     -------------   -------------
Revenues:
   Rental income                                                                     $     242,861   $     227,383
   Interest income                                                                               7              20
                                                                                     -------------   -------------
                                                                                           242,868         227,403
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                            110,562         110,112
   Management and leasing expenses                                                          16,355          26,135
   Other operating expenses                                                                (26,968)        (30,556)
                                                                                     -------------   -------------
                                                                                            99,949         105,691
                                                                                     -------------   -------------
Net income                                                                           $     142,919   $     121,712
                                                                                     =============   =============

Occupied percentage                                                                             97%             96%
                                                                                     =============   =============

Partnership's ownership percentage                                                            51.7%           51.7%
                                                                                     =============   =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                          $     140,365   $     124,124
                                                                                     =============   =============

Net income allocated to the Fund II-Fund II-OW Joint Venture*                        $      77,978   $      66,407
                                                                                     =============   =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000 as compared to 1999 due to increased occupancy and increased rental revenue rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for 2000 and 1999 due to timing differences in the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND II
                                    (Registrant)
Dated:  May 11, 2000       By:      /s/ Leo F. Wells, III
                                    ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President
                                    and Chief Financial Officer
                                    of Wells Capital, Inc.,
                                    the Corporate General Partner