Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND II
filed 2000-08-11
CIK 797544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             June 30, 2000                    or
                               --------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to
                               ------------------------------    -------------

Commission file number                     0-16518
                       -------------------------------------------------------

                           WELLS REAL ESTATE FUND II
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                        58-1678709
---------------------------------                  ----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification Number)


6200 The Corners Pkwy., Norcross, Georgia                   30092
-----------------------------------------          ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
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

Yes    X        No
    ------         ------

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Balance Sheets--June 30, 2000 and December 31, 1999             3

           Statements of Income for the Three Months and Six Months
             Ended June 30, 2000 and 1999                                  4

           Statements of Partners' Capital for the Year
             Ended December 31, 1999 and the Six Months
             Ended June 30, 2000                                           5

           Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999                                  6

           Condensed Notes to Financial Statements                         7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

PART II.   OTHER INFORMATION                                              19

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS



                                                              June 30,          December 31,
                                                                2000                1999
                                                             -----------        ------------
ASSETS:
  Investment in joint venture (Note 2)                       $20,005,728        $20,666,589
  Cash and cash equivalents                                       40,211             90,558
  Due from affiliate                                             494,388            451,788
                                                             -----------        -----------
        Total assets                                         $20,540,327        $21,208,935
                                                             ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
    Accounts payable                                         $       484        $     3,385
    Partnership distributions payable                            500,119            483,167
                                                             -----------        -----------
       Total liabilities                                         500,603            486,552
                                                             -----------        -----------
  Partners' capital:
    Limited partners:
     Class A--108,572 units                                   20,039,724         20,722,383
     Class B--30,221 units                                             0                  0
                                                             -----------        -----------
       Total partners' capital                                20,039,724         20,722,383
                                                             -----------        -----------
       Total liabilities and partners' capital               $20,540,327        $21,208,935
                                                             ===========        ===========



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)



                              STATEMENTS OF INCOME

                                                                 Three Months Ended              Six Months Ended
                                                              ------------------------       ------------------------
                                                              June 30,        June 30,       June 30,        June 30,
                                                                2000           1999            2000            1999
                                                              --------        --------       --------        --------
REVENUES:
  Equity in income of joint venture (Note 2)                  $130,169        $71,997        $284,107        $135,324
  Interest income                                                  193             89             231             145
                                                              --------        -------        --------        --------
                                                               130,362         72,086         284,338         135,469
                                                              --------        -------        --------        --------
EXPENSES:
  Partnership administration                                         0              0               0               0
                                                              --------        -------        --------        --------
NET INCOME                                                    $130,362        $72,086        $284,338        $135,469
                                                              ========        =======        ========        ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $130,362        $72,086        $284,338        $135,469
                                                              ========        =======        ========        ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                $   0.00        $  0.00        $   0.00        $   0.00
                                                              ========        =======        ========        ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                   $   1.20        $  0.66        $   2.62        $   1.25
                                                              ========        =======        ========        ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                     $   0.00        $  0.00        $   0.00        $   0.00
                                                              ========        =======        ========        ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $   4.53        $  3.43        $   8.91        $   7.15
                                                              ========        =======        ========        ========



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     AND THE SIX MONTHS ENDED JUNE 30, 2000





                                                                Limited Partners
                                         ------------------------------------------------------
                                                  Class A                           Class B             Total
                                         ---------------------------          -----------------        Partners'
                                          Units            Amounts             Units    Amounts         Capital
                                         -------         -----------          -------   -------      -------------
BALANCE, December 31, 1998               108,572         $22,044,258          30,221       $0         $22,044,258

  Net income                                   0             371,178               0        0             371,178
  Partnership distributions                    0          (1,693,053)              0        0          (1,693,053)
                                         -------         -----------          ------       --         -----------
BALANCE, December 31, 1999               108,572          20,722,383          30,221        0          20,722,383

  Net income                                   0             284,338               0        0             284,338
  Partnership distributions                    0            (966,997)              0        0            (966,997)
                                         -------         -----------          ------       --         -----------
BALANCE, June 30, 2000                   108,572         $20,039,724          30,221       $0         $20,039,724
                                         =======         ===========          ======       ==         ===========



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS



                                                                                              Six Months Ended
                                                                                      --------------------------------
                                                                                        June 30,             June 30,
                                                                                         2000                 1999
                                                                                      ----------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  284,338             $ 135,469
                                                                                      ----------             ---------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Equity in income of joint venture                                                 (284,107)             (135,324)
      Changes in assets and liabilities:
        Accounts payable                                                                  (2,901)                1,034
                                                                                      ----------             ---------
          Total adjustments                                                             (287,008)             (134,290)
                                                                                      ----------             ---------
          Net cash (used in) provided by operating activities                             (2,670)                1,179
                                                                                      ----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                             902,369               740,626
                                                                                      ----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                             (950,046)             (733,168)
                                                                                      ----------             ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (50,347)                8,637

CASH AND CASH EQUIVALENTS, beginning of year                                              90,558                27,011
                                                                                      ----------             ---------
CASH AND CASH EQUIVALENTS, end of period                                              $   40,211             $  35,648
                                                                                      ==========             =========



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

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

 2.  INVESTMENT IN JOINT VENTURE

     The Partnership owned interests in six properties as of June 30, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of June 30, 2000, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded using the equity method.

Following are the financial statements for Fund II-Fund II-OW:

                               FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                                 BALANCE SHEETS



                                                                       June 30,            December 31,
                                                                         2000                 1999
                                                                      -----------          ------------
ASSETS:
  Real estate, at cost:
    Land                                                              $ 1,367,856          $ 1,367,856
    Building and improvements, less accumulated depreciation of
      $3,175,284 in 2000 and $2,991,452 in 1999                         4,595,834            4,779,666
                                                                      ------------         -----------
        Total real estate assets                                        5,963,690            6,147,522
                                                                      ------------         -----------
  Investments in joint ventures                                        15,149,509           15,654,420
  Cash and cash equivalents                                               119,422              162,241
  Due from affiliates                                                     402,135              312,901
  Accounts receivable                                                           0                2,149
  Prepaid expenses and other assets                                        16,019               24,473
                                                                      -----------          -----------
        Total assets                                                  $21,650,775          $22,303,706
                                                                      ===========          ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
    Partnership distributions payable                                 $   522,111          $   477,122
                                                                      -----------          -----------
  Partners' capital:
    Wells Real Estate Fund II                                          20,005,728           20,666,589
    Wells Real Estate Fund II-OW                                        1,122,936            1,159,995
                                                                      -----------          -----------
        Total partners' capital                                        21,128,664           21,826,584
                                                                      -----------          -----------
        Total liabilities and partners' capital                       $21,650,775          $22,303,706
                                                                      ===========          ===========



          See accompanying condensed notes to financial statements.

                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                             STATEMENTS OF INCOME



                                                           Three Months Ended            Six Months Ended
                                                         -----------------------      ----------------------
                                                         June 30,       June 30,       June 30,     June 30,
                                                           2000           1999           2000         1999
                                                         --------       --------       --------     --------
REVENUES:
  Rental income                                           $211,018      $127,682       $422,036      $242,399
  Equity in income of joint ventures                        83,998        99,337        187,043       190,034
  Interest income                                               46           (13)           184            92
                                                          --------      --------       --------      --------
                                                           295,062       227,006        609,263       432,525
                                                          --------      --------       --------      --------
EXPENSES:
  Management and leasing fees                               12,661         7,541         25,451        14,424
  Lease acquisition costs                                    4,588         4,588          9,177         9,177
  Operating costs--rental property                           4,360         4,168          8,126        11,060
  Depreciation                                              91,916        91,916        183,833       183,833
  Legal and accounting                                       9,865        24,813         32,472        28,497
  Computer costs                                             3,426         1,077          6,493         2,741
  Partnership administration                                30,777        16,869         43,672        39,881
                                                          --------      --------       --------      --------
                                                           157,593       150,972        309,224       289,613
                                                          --------      --------       --------      --------
NET INCOME                                                $137,469      $ 76,034       $300,039      $142,912
                                                          ========      ========       ========      ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II         $130,169      $ 71,997       $284,107      $135,324
                                                          ========      ========       ========      ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW      $  7,300      $  4,037       $ 15,932      $  7,588
                                                          ========      ========       ========      ========



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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of June 30, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.4% occupied, as compared to 97.5% occupied as of June 30, 1999.

     Gross revenues of the Partnership increased to $284,338 for the six months ended June 30, 2000 from $135,469 for the six months ended June 30, 1999 due to increased rental renewal rates at the Charlotte Property. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly due to increased management and leasing fees which are charges based on rental income. As a result, net income increased to $284,338 as of June 30, 2000 as compared to $135,469 for the same period of 1999.

     The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to increases in distributions from joint ventures as net income increased at the Charlotte property.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership as of June 30, 2000 and June 30, 1999 were $494,387 and $372,688, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the second quarter of 2000 in the amount of $4.53 per Unit as compared to $3.43 for the second quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     As of June 30, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

     At this time, four properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge, Brookwood Grill, and Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. The Heritage Place at Tucker property is being marketed by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of June 30, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

           First Union at Charlotte/Fund II-Fund II-OW Joint Venture



                                                                        Three Months Ended      Six Months Ended
                                                                        -------------------    -------------------
                                                                        June 30,   June 30,    June 30,   June 30,
                                                                         2000       1999        2000       1999
                                                                        --------   --------    --------   --------
     Revenues:
       Rental income                                                    $211,018   $127,682    $422,036   $242,399
                                                                        --------   --------    --------   --------
     Expenses:
       Depreciation                                                       91,916     91,916     183,833    183,833
       Management and leasing expenses                                    17,250     12,129      34,629     23,601
       Other operating expenses                                            4,315      4,180       7,942     10,968
                                                                        --------   --------    --------   --------
                                                                         113,481    108,225     226,404    218,402
                                                                        --------   --------    --------   --------
     Net income                                                         $ 97,537   $ 19,457    $195,632   $ 23,997
                                                                        ========   ========    ========   ========

     Occupied percentage                                                     100%       100%        100%       100%
                                                                        ========   ========    ========   ========

     Partnership's ownership percentage                                     94.7%      94.7%       94.7%      94.7%
                                                                        ========   ========    ========   ========

     Cash distributed to the Fund II-Fund II-OW Joint Venture*          $194,043   $121,163    $388,643   $237,612
                                                                        ========   ========    ========   ========

     Net income generated to the Fund II-Fund II-OW Joint Venture*      $ 97,537   $ 19,457    $195,632   $ 23,997
                                                                        ========   ========    ========   ========


     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint
      Venture.

     Rental income, net income, and cash distributions increased for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due to an increased renewal rental rate beginning in May 1999. Expenses increased as compared to the same periods in 1998 due primarily to increased management and leasing fees which are charges based on rental income.

            Boeing at the Atrium/Fund II and Fund III Joint Venture



                                                                   Three Months Ended        Six Months Ended
                                                                  --------------------     --------------------
                                                                   June 30,   June 30,     June 30,    June 30,
                                                                    2000       1999         2000        1999
                                                                  ---------   --------     --------    --------
Revenues:
  Rental income                                                   $366,176    $367,536     $ 733,712   $ 735,072
                                                                  --------    --------     ---------   ---------
Expenses:
  Depreciation                                                     218,290     219,755       435,220     433,860
  Management and leasing expenses                                   48,478      44,869        93,538      89,643
  Other operating expenses                                         168,391     117,325       318,573     313,495
                                                                  --------    --------     ---------   ---------
                                                                   435,159     381,949       847,331     836,998
                                                                  --------    --------     ---------   ---------
Net loss                                                          $(68,983)   $(14,413)    $(113,619)  $(101,926)
                                                                  ========    ========     =========   =========

Occupied percentage                                                    100%        100%          100%        100%
                                                                  ========    ========     =========   =========

Partnership's ownership percentage                                      58%         58%           58%         58%
                                                                  ========    ========     =========   =========

Cash distributed to the Fund II-Fund II-OW Joint Venture*         $100,775    $130,417     $ 187,755   $ 220,049
                                                                  ========    ========     =========   =========

Net loss allocated to the Fund II-Fund II-OW Joint Venture*       $(42,292)   $ (8,835)    $ (69,648)  $ (62,481)
                                                                  ========    ========     =========   =========

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable for the three months and six months ended June 30, 2000 as compared to the same period in 1999. Other operating expense increased slightly due primarily to increased expenditures in electricity, landscape repairs, and property tax accruals.

             The Brookwood Grill/Fund II and Fund III Joint Venture



                                                                   Three Months Ended        Six Months Ended
                                                                  --------------------     --------------------
                                                                   June 30,   June 30,     June 30,    June 30,
                                                                    2000       1999         2000        1999
                                                                  ---------   --------     --------    --------
Revenues:
  Rental income                                                     $56,238   $56,187      $112,425    $112,375
  Equity in income of joint venture                                  16,415    21,813        33,318      39,304
                                                                    -------   -------      --------    --------
                                                                     72,653    78,000       145,743     151,679
                                                                    -------   -------      --------    --------
Expenses:
  Depreciation                                                       13,503    13,503        27,006      27,006
  Management and leasing expenses                                     5,327     7,955        12,031      16,683
  Other operating expenses                                            1,233       805        11,325       6,330
                                                                    -------   -------      --------    --------
                                                                     20,063    22,263        50,362      50,019
                                                                    -------   -------      --------    --------
Net income                                                          $52,590   $55,737      $ 95,381    $101,660
                                                                    =======   =======      ========    ========

Occupied percentage                                                     100%      100%          100%        100%
                                                                    =======   =======      ========    ========

Partnership's ownership percentage                                       59%       59%           59%         59%
                                                                    =======   =======      ========    ========

Cash distributed to the Fund II-Fund II-OW Joint Venture*           $63,820   $49,986      $121,530    $115,431
                                                                    =======   =======      ========    ========

Net income allocated to the Fund II-Fund II-OW Joint Venture*       $32,790   $34,752      $ 59,470    $ 63,385
                                                                    =======   =======      ========    ========


* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.


Other operating expenses increased for the six months ended June 30, 2000 as compared to the same period last year due to appraisal fees for this property which is currently being marketed for sale.

          Holcomb Bridge Road/Fund II, III, VI, and VII Joint Venture



                                                                   Three Months Ended        Six Months Ended
                                                                  --------------------     --------------------
                                                                   June 30,   June 30,     June 30,    June 30,
                                                                    2000       1999         2000        1999
                                                                  ---------   --------     --------    --------
Revenues:
  Rental income                                                   $222,699    $227,761     $444,856    $457,824
                                                                  --------    --------     --------    --------
Expenses:
  Depreciation                                                     104,130      94,128      208,260     188,257
  Management and leasing expenses                                   26,480      42,063       57,066      80,937
  Other operating expenses                                          23,890         387       41,108      24,781
                                                                  --------    --------     --------    --------
                                                                   154,500     136,578      306,434     293,975
                                                                  --------    --------     --------    --------
Net income                                                        $ 68,199    $ 91,183     $138,422    $163,849
                                                                  ========    ========     ========    ========

Occupied percentage                                                    100%         94%         100%         94%
                                                                  ========    ========     ========    ========

Partnership's ownership percentage                                    14.2%       14.2%        14.2%       14.2%
                                                                  ========    ========     ========    ========

Cash distributed to the Fund II-Fund III Joint Venture*           $ 45,459    $ 46,181     $ 91,406    $ 81,600
                                                                  ========    ========     ========    ========

Net income allocated to the Fund II-Fund III Joint Venture*       $ 16,415    $ 21,813     $ 33,318    $ 39,304
                                                                  ========    ========     ========    ========

*The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

Rental income remained relatively stable for the three months ended June 30, 2000 as compared to the same period in 1999. Management and leasing fees decreased in 2000, as compared to 1999, due to a catch-up of 1998 management fees in 1999. Other operating expenses increased for the three month and six month period, as compared to the same period last year, due to appraisal fees for this property which is currently being marketed for sale and monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash contributions to the Fund II-Fund III Joint Venture were increased for six month period as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

         Heritage Place at Tucker Property/Fund I-Fund II Joint Venture



                                                                   Three Months Ended        Six Months Ended
                                                                  --------------------     --------------------
                                                                   June 30,   June 30,     June 30,    June 30,
                                                                    2000       1999         2000        1999
                                                                  ---------   --------     --------    --------
Revenues:
  Rental income                                                    $350,916   $343,044     $688,060     $679,903
  Interest income                                                       207        137          349          273
                                                                   --------   --------     --------     --------
                                                                    351,123    343,181      688,409      680,176
                                                                   --------   --------     --------     --------
Expenses:
  Depreciation                                                      123,226    120,456      245,562      229,252
  Management and leasing expenses                                    31,803     43,482       60,381       87,966
  Other operating expenses                                          113,712    103,404      242,751      198,948
                                                                   --------   --------     --------     --------
                                                                    268,741    267,342      548,694      516,166
                                                                   --------   --------     --------     --------
Net income                                                         $ 82,382   $ 75,839     $139,715     $164,010
                                                                   ========   ========     ========     ========

Occupied percentage                                                      88%        91%          88%          91%
                                                                   ========   ========     ========     ========

Partnership's ownership percentage                                     42.5%      42.5%        42.5%        42.5%
                                                                   ========   ========     ========     ========

Cash distributed to the Fund II-Fund II-OW Joint Venture*          $ 88,841   $ 31,293     $123,604     $ 90,742
                                                                   ========   ========     ========     ========

Net income allocated to the Fund II-Fund II-OW Joint Venture*      $ 36,998   $ 34,059     $ 62,746     $ 73,657
                                                                   ========   ========     ========     ========


*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999, even though there was a decrease in the occupancy level of the property. This was due to existing tenant renewals at a higher rate. Total expenses increased in 2000, as compared to 1999, due primarily to increased depreciation expense on additional capitalized tenant improvement, property taxes and repairs to the air condition system. Management and leasing expenses decreased in 2000, as compared to 1999, due to a decrease in leasing commissions and lease acquisition fees.

         Cherokee Property/Fund I, II, II-OW, VI, and VII Joint Venture



                                                                   Three Months Ended        Six Months Ended
                                                                  --------------------     --------------------
                                                                   June 30,   June 30,     June 30,    June 30,
                                                                    2000       1999         2000        1999
                                                                  ---------   --------     --------    --------
Revenues:
  Rental income                                                    $240,192   $237,232     $483,053     $464,615
  Interest income                                                        40         19           47           39
                                                                   --------   --------     --------     --------
                                                                    240,232    237,251      483,100      464,654
                                                                   --------   --------     --------     --------
Expenses:
  Depreciation                                                      110,563    111,415      221,125      221,527
  Management and leasing expenses                                    19,938     26,135       36,293       51,129
  Other operating expenses                                            6,183      9,772      (20,785)     (19,643)
                                                                   --------   --------     --------     --------
                                                                    136,684    147,322      236,633      253,013
                                                                   --------   --------     --------     --------
Net income                                                         $103,548   $ 89,929     $246,467     $211,641
                                                                   ========   ========     ========     ========

Occupied percentage                                                      97%        96%          97%          96%
                                                                   ========   ========     ========     ========

Partnership's ownership percentage                                     51.7%      51.7%        51.7%        51.7%
                                                                   ========   ========     ========     ========

Cash distributed to the Fund II-Fund II-OW Joint Venture*          $118,700   $103,538     $259,064     $227,662
                                                                   ========   ========     ========     ========

Net income allocated to the Fund II-Fund II-OW Joint Venture*      $ 56,497   $ 49,066     $134,475     $115,473
                                                                   ========   ========     ========     ========

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for the six months ended June 30, 2000 and 1999 due to the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WELLS REAL ESTATE FUND II
                                      (Registrant)
Dated:  August 11, 2000               By: /s/ Leo F. Wells, III
                                          ---------------------
                                      Leo F. Wells, III, as Individual
                                      General Partner, and as President
                                      and Chief Financial Officer
                                      of Wells Capital, Inc.,
                                      the Corporate General Partner