Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND II
filed 2000-11-13
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2000               or
                               ---------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ________________________

Commission file number                       0-16518
                       ---------------------------------------------------------

                           WELLS REAL ESTATE FUND II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Georgia                                             58-1678709
--------------------------------------------------------------  ---------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

          6200 The Corners Pkwy., Norcross, Georgia                              30092
--------------------------------------------------------------  ---------------------------------------
           (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                          (770) 449-7800
                                                                ---------------------------------------

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

     Yes   X              No _______
         -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets--September 30, 2000 and December 31, 1999                                           3

            Statements of Income for the Three Months and Nine Months Ended September 30, 2000 and
               1999                                                                                            4

            Statements of Partners' Capital for the Nine Months Ended September 30, 2000 and for
               the Year Ended December 31, 1999                                                                5

            Statements of Cash Flows for the Nine Months Ended September 30, 2000
               and 1999                                                                                        6

            Condensed Notes to Financial Statements                                                            7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                        11

PART II.  OTHER INFORMATION                                                                                   19

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS




                                                                          September 30,       December 31,
                                                                              2000               1999
                                                                          -------------      -------------
ASSETS:
   Investment in joint venture (Note 2)                                    $19,635,898        $20,666,589
   Cash and cash equivalents                                                    46,899             90,558
   Due from affiliate                                                          472,123            451,788
                                                                           -----------        -----------
            Total assets                                                   $20,154,920        $21,208,935
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
      Accounts payable                                                     $     2,710        $     3,385
      Partnership distributions payable                                        483,117            483,167
                                                                           -----------        -----------
            Total liabilities                                                  485,827            486,552
                                                                           -----------        -----------
   Partners' capital:
      Limited partners:
        Class A--108,572 units                                              19,669,093         20,722,383
        Class B--30,221 units                                                        0                  0
                                                                           -----------        -----------
            Total partners' capital                                         19,669,093         20,722,383
                                                                           -----------        -----------
            Total liabilities and partners' capital                        $20,154,920        $21,208,935
                                                                           ===========        ===========



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME



                                                           Three Months Ended            Nine Months Ended
                                                      ----------------------------  ----------------------------
                                                      September 30,  September 30,  September 30,  September 30,
                                                           2000           1999           2000           1999
                                                      -------------  -------------  -------------  -------------
REVENUES:
  Equity in income of joint venture (Note 2)             $102,293       $147,033       $386,400       $282,357
  Interest income                                           2,061            182          2,282            327
                                                         --------       --------       --------       --------
                                                          104,354        147,215        388,682        282,684
                                                         --------       --------       --------       --------
EXPENSES:
  Partnership Administration                                    0              0              0              0
                                                         --------       --------       --------       --------
NET INCOME                                               $104,354       $147,215       $388,682       $282,684
                                                         ========       ========       ========       ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS         $104,354       $147,215       $388,682       $282,684
                                                         ========       ========       ========       ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS           $   0.00       $   0.00       $   0.00       $   0.00
                                                         ========       ========       ========       ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT              $   0.96       $   1.35       $   3.58       $   2.60
                                                         ========       ========       ========       ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                $   0.00       $   0.00       $   0.00       $   0.00
                                                         ========       ========       ========       ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT       $   4.37       $   4.07       $  13.28       $  11.22
                                                         ========       ========       ========       ========



           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000




                                                               Limited Partners
                                             --------------------------------------------------------
                                                      Class A                        Class B                  Total
                                             --------------------------        ----------------------        Partners'
                                               Units           Amounts           Units       Amounts          Capital
                                             ---------       ----------        --------    ----------      -------------

BALANCE, December 31, 1998                     108,572      $22,044,258          30,221    $        0        $22,044,258

  Net income                                         0          371,178               0             0            371,178
  Partnership distributions                          0       (1,693,053)              0             0         (1,693,053)
                                               -------      -----------          ------    ----------        -----------
BALANCE, December 31, 1999                     108,572       20,722,383          30,221             0         20,722,383

  Net income                                         0          388,682               0             0            388,682
  Partnership distributions                          0       (1,441,972)              0             0         (1,441,972)
                                               -------      -----------          ------    ----------        -----------
BALANCE, September 30, 2000                    108,572      $19,669,093          30,221    $        0        $19,669,093
                                               =======      ===========          ======    ==========        ===========


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS




                                                                                 Nine Months Ended
                                                                        ----------------------------------
                                                                        September 30,        September 30,
                                                                            2000                 1999
                                                                        ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   388,682          $   282,684
                                                                         -----------          -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in income of joint venture                                       (386,400)            (282,357)
     Changes in assets and liabilities:
       Accounts payable                                                         (675)               1,519
                                                                         -----------          -----------
        Total adjustments                                                   (387,075)            (280,838)
                                                                         -----------          -----------
        Net cash provided by operating activities                              1,607                1,846
                                                                         -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                               1,396,756            1,113,051
                                                                         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                               (1,442,022)          (1,096,148)
                                                                         -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (43,659)              18,749

CASH AND CASH EQUIVALENTS, beginning of year                                  90,558               27,011
                                                                         -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                 $    46,899          $    45,760
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

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

2.   INVESTMENT IN JOINT VENTURE

     The Partnership owned interests in six properties as of September 30, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through a joint venture, the "Fund II-Fund II-OW Joint Venture" formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of September 30, 2000, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded using the equity method.

                               FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                                 BALANCE SHEETS



                                                                          September 30,    December 31,
                                                                               2000            1999
                                                                          -------------    ------------
ASSETS:
  Real estate, at cost:
     Land                                                                 $ 1,367,856        $ 1,367,856
     Building and improvements, less accumulated depreciation of
      $3,267,202 in 2000 and $2,991,452 in 1999                             4,503,917          4,779,666
                                                                          -----------        -----------
         Total real estate assets                                           5,871,773          6,147,522
                                                                          -----------        -----------
  Investments in joint ventures                                            14,855,445         15,654,420
  Cash and cash equivalents                                                   153,867            162,241
  Due from affiliates                                                         344,540            312,901
  Accounts receivable                                                               0              2,149
  Prepaid expenses and other assets                                            11,068             24,473
                                                                          -----------        -----------
         Total assets                                                     $21,236,693        $22,303,706
                                                                          ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Partnership distributions payable                                    $   498,599        $   477,122
                                                                          -----------        -----------
  Partners' capital:
     Wells Real Estate Fund II                                             19,635,898         20,666,589
     Wells Real Estate Fund II-OW                                           1,102,196          1,159,995
                                                                          -----------        -----------
       Total partners' capital                                             20,738,094         21,826,584
                                                                          -----------        -----------
       Total liabilities and partners' capital                            $21,236,693        $22,303,706
                                                                          ===========        ===========



           See accompanying condensed notes to financial statements.

                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)

                             STATEMENTS OF INCOME

                                                                  Three Months Ended             Nine Months Ended
                                                             ----------------------------   ----------------------------
                                                             September 30,  September 30,   September 30,  September 30,
                                                                  2000           1999            2000           1999
                                                             -------------  -------------   -------------  -------------
REVENUES:
  Rental income                                                   $211,018       $264,259        $633,054       $506,658
  Equity in income of joint ventures                                20,475         27,064         207,518        217,098
  Interest income                                                    6,922            155           7,106            247
                                                             -------------  -------------   -------------  -------------
                                                                   238,415        291,478         847,678        724,003
                                                             -------------  -------------   -------------  -------------
EXPENSES:
  Management and leasing fees                                       12,661         15,855          38,112         30,279
  Lease acquisition costs                                            4,589          4,589          13,766         13,766
  Operating costs--rental property                                   3,054          4,756          11,180         15,816
  Depreciation                                                      91,917         91,917         275,750        275,750
  Legal and accounting                                               5,513           (650)         37,985         27,847
  Computer costs                                                     2,354          2,661           8,847          5,402
  Partnership administration                                        10,298         17,071          53,970         56,952
                                                             -------------  -------------   -------------  -------------
                                                                   130,386        136,199         439,610        425,812
                                                             -------------  -------------   -------------  -------------
NET INCOME                                                        $108,029       $155,279        $408,068       $298,191
                                                             =============  =============   =============  =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                 $102,293       $147,033        $386,400       $282,357
                                                             =============  =============   =============  =============
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW
                                                                  $  5,736       $  8,246        $ 21,668       $ 15,834
                                                             =============  =============   =============  =============

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.1% occupied, as compared to 97.5% occupied as of September 30, 1999.

     Gross revenues of the Partnership increased to $388,692 for the nine months ended September 30, 2000 from $282,684 for the nine months ended September 30, 1999 due to increased rental renewal rates at the Charlotte Property but decreased for the three months ended September 30, 2000, as compared to the same period in 1999, due to a catch up of May and June increased Charlotte rentals in July 1999. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly for the nine month period ended September 30, 2000 due to increased management and leasing fees which are charges based on rental income. As a result, net income increased to $388,682 for the nine months ended September 30, 2000 as compared to $282,684 for the same period during 1999.

     The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to increases in distributions from joint ventures as net income increased at the Charlotte property.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership as of September 30, 2000 and 1999 were $472,123 and $494,582, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A units for the third quarter of 2000 in the amount of $4.37 per unit as compared to $4.07 for the third quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner.

     As of September 30, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

     The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

     At this time, four properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge, Brookwood Grill, and Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. The Heritage Place at Tucker property is being marketed by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have all these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of September 30, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

           First Union at Charlotte/Fund II-Fund II-OW Joint Venture

                                                            Three Months Ended                      Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000                1999                2000                1999
                                                      -------------       -------------       -------------       -------------
     Revenues:
       Rental income                                       $211,018            $264,259            $633,054            $506,658
                                                      -------------       -------------       -------------       -------------
     Expenses:
       Depreciation                                          91,917              91,917             275,750             275,750
       Management and leasing expenses                       17,249              20,444              51,878              44,045
       Other operating expenses                               2,932               4,601              10,874              15,569
                                                      -------------       -------------       -------------       -------------
                                                            112,098             116,962             338,502             335,364
                                                      -------------       -------------       -------------       -------------
     Net income                                            $ 98,920            $147,297            $294,552            $171,294
                                                      =============       =============       =============       =============

     Occupied percentage                                        100%                100%                100%                100%
                                                      =============       =============       =============       =============

     Partnership's ownership percentage                        94.7%               94.7%               94.7%               94.7%
                                                      =============       =============       =============       =============
     Cash generated to the
       Fund II-Fund II-OW Joint Venture*                   $195,426            $243,802            $584,069            $481,414
                                                      =============       =============       =============       =============
     Net income allocated to the
       Fund II-Fund II-OW Joint Venture*                   $ 98,920            $147,297            $294,552            $171,294
                                                      =============       =============       =============       =============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

     Rental income, net income, and cash generated to the Fund II-Fund II-OW Joint Venture increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to a renewed, increased rent beginning in May 1999, but decreased for the three month period due to a catch up of May and June increased rentals in July 1999. Other operating expenses for the three months and nine months ended September 30, 2000 decreased as compared to the same periods in 1999 due primarily to decreased accounting fees.

              Boeing at the Atrium/Fund II-Fund III Joint Venture

                                                            Three Months Ended                      Nine Months Ended
                                                    -----------------------------------     -----------------------------------
                                                     September 30,       September 30,      September 30,       September 30,
                                                          2000                1999               2000                1999
                                                    ---------------     ---------------     ---------------     ---------------
     Revenues:
       Rental income                                      $ 367,536            $367,536          $1,101,248          $1,102,608
                                                    ---------------     ---------------     ---------------     ---------------
     Expenses:
       Depreciation                                         221,010             216,930             656,230             650,790
       Management and leasing expenses                       45,748              45,060             139,286             134,703
       Other operating expenses                             226,070             185,397             544,643             498,892
                                                    ---------------     ---------------     ---------------     ---------------
                                                            492,828             447,387           1,340,159           1,284,385
                                                    ---------------     ---------------     ---------------     ---------------
     Net loss                                             $(125,292)           $(79,851)         $ (238,911)         $ (181,777)
                                                    ===============     ===============     ===============     ===============

     Occupied percentage                                        100%                100%                100%                100%
                                                    ===============     ===============     ===============     ===============

     Partnership's ownership percentage                          58%                 58%                 58%                 58%
                                                    ===============     ===============     ===============     ===============
     Cash distribution to the Fund II-Fund
       II-OW Joint Venture*                               $  75,001            $130,572          $  262,756          $  323,621
                                                    ===============     ===============     ===============     ===============
     Net loss allocated to the Fund II-Fund
       II-OW Joint Venture*                               $ (76,805)           $(48,948)         $ (146,453)         $ (111,429)
                                                    ===============     ===============     ===============     ===============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint
      Venture.

     Rental income remained stable for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. Net income and cash distributions have decreased for the three month and nine month periods, as compared to the same periods in 1999, due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building.

               The Brookwood Grill/Fund II-Fund III Joint Venture

                                                            Three Months Ended                      Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000                1999                2000                 1999
                                                      -------------       -------------       -------------       -------------
     Revenues:
        Rental income                                      $ 56,188             $56,188            $168,613            $168,563
        Equity in income of joint venture                    12,668              23,307              45,986              62,611
                                                      -------------       -------------       -------------       -------------
                                                             68,856              79,495             214,599             231,174
                                                      -------------       -------------       -------------       -------------
     Expenses:
        Depreciation                                         13,503              13,503              40,509              40,509
        Management and leasing expenses                       6,878               6,704              18,909              23,387
        Other operating expenses                            (11,256)              2,467                  69               8,797
                                                      -------------       -------------       -------------       -------------
                                                              9,125              22,674              59,487              72,693
                                                      -------------       -------------       -------------       -------------
     Net income                                            $ 59,731             $56,821            $155,112            $158,481
                                                      =============       =============       =============       =============

     Occupied percentage                                        100%                100%                100%                100%
                                                      =============       =============       =============       =============

     Partnership's ownership percentage                          59%                 59%                 59%                 59%
                                                      =============       =============       =============       =============
     Cash distribution to the
        Fund II-Fund II-OW Joint Venture*                  $ 68,167             $59,606            $189,697            $175,037
                                                      =============       =============       =============       =============
     Net income allocated to the
        Fund II-Fund II-OW Joint Venture*                  $ 37,242             $35,428            $ 96,712            $ 98,813
                                                      =============       =============       =============       =============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

     Although rental income remained stable, total revenues decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to decreased equity in income from the Fund II, III, VI, and VIII Joint Venture, as the Holcomb Bridge Road property decreased its occupancy rate during the third quarter of this year.

     Other operating expenses decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to 2000 property tax reimbursement being charged to the tenant in the third quarter of 2000 instead of being charged in the fourth quarter in 1999.

     This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

            Holcomb Bridge Road/Fund II, III, VI, VII Joint Venture

                                                             Three Months Ended                      Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000                1999                 2000               1999
                                                      -------------       -------------       -------------       -------------
     Revenues:
       Rental income                                       $214,051            $213,028            $658,907            $670,852
                                                      -------------       -------------       -------------       -------------
     Expenses:
       Depreciation                                         104,129              79,605             312,389             277,862
       Management and leasing expenses                       28,099              22,263              85,165              93,200
       Other operating expenses                              29,194              14,889              70,302              39,670
                                                      -------------       -------------       -------------       -------------
                                                            161,422             116,757             467,856             410,732
                                                      -------------       -------------       -------------       -------------
     Net income                                            $ 52,629            $ 96,271            $191,051            $260,120
                                                      =============       =============       =============       =============

     Occupied percentage                                         92%                 94%                 92%                 94%
                                                      =============       =============       =============       =============

     Partnership's ownership percentage                        14.2%               14.2%               14.2%               14.2%
                                                      =============       =============       =============       =============
     Cash distribution to the Fund II-Fund III
       Joint Venture*                                      $ 41,546            $ 41,093            $132,952            $122,693
                                                      =============       =============       =============       =============
     Net income allocated to the Fund II-Fund
       III Joint Venture*                                  $ 12,668            $ 23,307            $ 45,986            $ 62,611
                                                      =============       =============       =============       =============

     *The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

     Rental income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased occupancy. Other operating expenses increased for the three month and nine month periods ended September 30, 2000, as compared to the same periods in 1999, due to appraisal fees for this property which is currently being marketed for sale and a decrease in common area maintenance reimbursements from tenants. Monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

     Cash distributions to the Partnership increased for the three months and nine months ended September 30, 2000, as compared to the same period in 1999, even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

     This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

         Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                                             Three Months Ended                       Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000                1999                 2000               1999
                                                      -------------       -------------       -------------       -------------
     Revenues:
       Rental income                                       $341,100            $351,124          $1,029,160          $1,031,027
       Interest income                                          187                  53                 536                 326
                                                      -------------       -------------       -------------       -------------
                                                            341,287             351,177           1,029,696           1,031,353
                                                      -------------       -------------       -------------       -------------
     Expenses:
       Depreciation                                         123,119             127,287             368,681             356,539
       Management and leasing expenses                       32,737              36,741              93,118             124,707
       Other operating expenses                             122,566             165,238             365,317             364,186
                                                      -------------       -------------       -------------       -------------
                                                            278,422             329,266             827,116             845,432
                                                      -------------       -------------       -------------       -------------
     Net income                                            $ 62,865            $ 21,911          $  202,580          $  185,921
                                                      =============       =============       =============       =============

     Occupied percentage                                         88%                 88%                 88%                 88%
                                                      =============       =============       =============       =============

     Partnership's ownership percentage                        42.5%               42.5%               42.5%               42.5%
                                                      =============       =============       =============       =============
     Cash distributed to the Fund II-Fund II-OW
       Joint Venture*                                      $ 82,244            $ 39,495          $  205,848          $  130,236
                                                      =============       =============       =============       =============
     Net income generated to the Fund II-Fund
       II-OW Joint Venture*                                $ 28,233            $  9,840          $   90,979          $   83,497
                                                      =============       =============       =============       =============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

     Rental income remained relatively stable in 2000, as compared to 1999. Total expenses decreased in 2000, as compared to 1999, due to a decrease in management and leasing expenses in 2000. The decrease in management and leasing expenses was due to a decrease in leasing commissions and lease acquisition fees. As a result, net income increased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999.

     The property is currently being marketed for sale by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have this property sold by the end of 2002.

           Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture

                                                             Three Months Ended                       Nine Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      September 30,       September 30,       September 30,       September 30,
                                                          2000                1999                2000                1999
                                                      -------------       -------------       -------------       -------------
     Revenues:
       Rental income                                       $249,102            $238,923            $713,717            $703,538
       Interest income                                           32                   8                  71                  47
                                                      -------------       -------------       -------------       -------------
                                                            249,134             238,931             713,788             703,585
                                                      -------------       -------------       -------------       -------------
     Expenses:
       Depreciation                                         110,562             111,379             331,687             332,906
       Management and leasing expenses                       10,360              22,863              46,653              73,992
       Other operating expenses                              51,473              48,342              30,688              28,699
                                                      -------------       -------------       -------------       -------------
                                                            172,395             182,584             409,028             435,597
                                                      -------------       -------------       -------------       -------------
     Net income                                            $ 76,739            $ 56,347            $304,760            $267,988
                                                      =============       =============       =============       =============

     Occupied percentage                                         97%                 97%                 97%                 97%
                                                      =============       =============       =============       =============

     Partnership's ownership percentage                        51.7%               51.7%               51.7%               51.7%
                                                      =============       =============       =============       =============
     Cash distribution to the Fund II-Fund
       II-OW Joint Venture*                                $ 89,127            $ 94,923            $348,191            $322,585
                                                      =============       =============       =============       =============
     Net income generated to the Fund II-Fund
       II-OW Joint Venture*                                $ 31,805            $ 30,743            $166,280            $146,217
                                                      =============       =============       =============       =============

     *The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

     Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remained relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Net income increased for the three months and the nine months ended September 30, 2000, as compared to the same periods in 1999, due to the lower management and leasing expenses.

     This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II
                                   (Registrant)

Dated:  November 10, 2000          By:  /s/ Leo F. Wells, III
                                        ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   Sole Director, and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   Corporate General Partner