Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND II
filed 2001-03-28
CIK 797544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended          December 31, 2000                         or
                         ----------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to  _______________________  to  ________________
Commission file number             0-16518

                           WELLS REAL ESTATE FUND II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                         58-1678709
---------------------------------       ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                    30092
--------------------------------------------        ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                  Name of exchange on which registered
--------------------------------------    --------------------------------------
              NONE                                             NONE
--------------------------------------    --------------------------------------

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

Yes   X   No___
     ---

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partner and Affiliates"--for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2.  PROPERTIES

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 2000, these properties were 98% occupied. As of December 31, 1999, these properties were 97% occupied. As of December 31, 1998, these properties were 95% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                  Annualized         Partnership        Percentage      Percentage
                        Number                    Gross Base           Share of          of Total        of Total
      Year of            of          Square        Rent (1)           Annualized          Square        Annualized
       Lease            Leases        Feet      ---------------       Gross Base           Feet         Gross Base
     Expiration        Expiring     Expiring       Expiring       Rent (1) Expiring      Expiring          Rent
------------------  ------------- ------------  ---------------- --------------------- --------------  -------------
      2001(2)              17         105,196      $1,407,088           1,003,254           31.0%          30.1%
      2002(3)              18         164,079       2,232,883           1,057,792           48.4           47.7
      2003                 15          24,222         325,979             148,296            7.1            7.0
      2004                 12          25,641         387,017             137,757            7.7            8.3
      2005                  2           4,540          61,629              28,111            1.3            1.3
      2006                  1           5,935         127,575              18,065            1.7            2.7
      2007                  1           3,600          46,793              24,173            1.1            1.0
      2008                  1           2,400          27,384              11,646            0.7            0.6
      2009                  0               0               0                   0            0.0            0.0
      2010                  1           3,531          61,969              26,355            1.0            1.3
                    ------------- ------------  ---------------- --------------------- --------------  -------------
                           68         339,144      $4,678,317          $2,455,449          100.0%         100.0%
                    ============= ============  ================ ===================== ==============  =============

         (1) Average monthly gross rent over the life of the lease, annualized.
         (2) Expiration of First Union Bank with 70,752 square feet at the First Union project.
         (3) Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

         The First Union Property/Fund II-Fund II-OW Joint Venture

         On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leaseable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the "Charlotte Property") for a purchase price of $8,550,000.

         On May 1, 1994, First Union Bank assumed occupancy of the First Union Property under a lease which expires April 30, 2001. The management is currently negotiating renewal options with the tenant. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million on tenant improvements at the First Union Property, a lower rental rate was accepted for the first five years of the lease term.

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

         The occupancy rates at the First Union Property as of December 31 were 100% in 2000, 1999, and 1998.

         The average effective annual rental per square foot at the First Union Property was $11.93 for 2000, $10.14 for 1999, $6.49 for 1998 and 1997,
         and $6.51 for 1996.

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

         The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 2000, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

         The Atrium was first occupied in 1987 and contains approximately 119,000 net leaseable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996, and upon which date Lockheed vacated the property.

         On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined based upon then current market rates. Upon 150 day prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. This no-cause cancellation was not exercised. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

         Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied the Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of December 31, 2000, the Partnership had contributed approximately $387,752, Wells Fund II-OW had contributed approximately $21,744, Wells Fund III had contributed approximately $659,810, and Fund II--Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. As of December 31, 2000, the Fund II--Fund II-OW Joint Venture holds approximately 61%, and Wells Fund III holds approximately 39%.

         The occupancy rate at the Atrium property was 100% as of December 31, 2000, 1999, and 1998. The average effective rental per square foot at the Atrium is $12.34 for 2000, $12.35 for 1999 and 1998, $7.77 for
         1997, and $8.81 for 1996.

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

         As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately
         1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, is similar in concept to Houston's, Ruby Tuesday, and Friday's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. In January 2001, the tenant renewed a ten-year lease with a base rental of $286,983 per year for years one through five, and $330,030 per year for years six through ten. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay additional rent in amounts equal to a 12% per annum return on all amounts expended for such improvements.

         The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 2000, 1999, and 1998. The average effective rental per square foot at the Brookwood Grill is $30.22 for 2000 and 1999, $30.26 for 1998 and 1997, and $30.29 for 1996.

         As of December 31, 2000, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and Wells Fund III holds an approximately 38% equity interest in the project.

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

         In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction on two buildings with a total of 49,534 square feet. Fourteen tenants occupied the Holcomb Bridge Road Property as of December 31, 2000 for an occupancy rate of 92% in 2000, 100% in 1999, and 94% in 1998. The average effective annual rental per square foot at the Holcomb Bridge Property was $17.55 for 2000, $19.36 for 1999, $17.63 for 1998, $13.71 for 1997, and $9.87
         for 1996.

         As of December 31, 2000, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was $5,454,582, excluding land.

         Tucker Property/Fund I--Fund II Joint Venture

         The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Property contains approximately 29,858 net leaseable square feet. The commercial office space at the Tucker Property, which is divided into seven separate buildings, contains approximately 67,465 net leaseable square feet.

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

         Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 2000, Wells Fund I had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 2000, Wells Fund I had an approximate 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximate 45% equity interest in the Tucker Property. As of December 31, 2000, the Tucker Property was 89% occupied by 36 tenants.

         There are no tenants in the property occupying 10% or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

         The occupancy rate at the Tucker Property was 89% in 2000, 87% in 1999, and 94% in 1998.

         The average effective annual rental per square foot at the Tucker Property was $14.29 for 2000, $14.11 for 1999, $12.76 for 1998, $11.08
         for 1997, and $13.78 for 1996.

         This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

         Cherokee Property/Fund I, II, II-OW, VI, VII Joint Venture

         The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leaseable square feet.

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

         As of December 31, 2000, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 2000, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I--24%, Fund II-Fund II-OW Joint Venture--54%, Wells Fund VI--11%, and Wells Fund VII--11%.

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

         The occupancy rate at the Cherokee Property was 98% in 2000, 97% in 1999, and 91% in 1998.

         The average effective annual rental per square foot at the Cherokee Property was $9.31 for 2000, $9.11 for 1999, $8.78 for 1998, $8.49 for
         1997, and $8.59 for 1996.

         This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

ITEM 3.  LEGAL PROCEEDINGS

There were not material pending legal proceedings or proceedings know to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2000.

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2001, the Partnership had 108,572 outstanding Class A units held by a total of 3,426 Limited Partners and 30,221 outstanding Class B units held by a total of 681 Limited Partners. The total number of Limited Partners has decreased due to repurchase of units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $154.65 per Class A unit and $356.28 per Class B unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, where distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Cash distributions from net cash from operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                              Per Class A       Per Class A       Per Class B       Per Class B
     Distribution              Total              Unit              Unit              Unit              Unit
      for Quarter              Cash            Investment        Return of         Return of          General
         Ended              Distributed          Income           Capital           Capital           Partner
-----------------------   --------------    ----------------   ---------------   --------------    -------------
March 31, 1999                 $404,182           $0.58             $3.14             $0.00            $0.00
June 30, 1999                   372,778            0.66              2.77              0.00             0.00
September 30, 1999              441,063            1.36              2.70              0.00             0.00
December 31, 1999               475,030            0.82              3.56              0.00             0.00
March 31, 2000                  475,018            1.42              2.96              0.00             0.00
June 30, 2000                   491,980            1.20              3.33              0.00             0.00
September 30, 2000              474,975            0.96              3.41              0.00             0.00
December 31, 2000               475,014            1.05              3.33              0.00             0.00

The fourth quarter distributions were accrued for accounting purposes in 2000 and were not actually paid until February 2001.

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996:

                                           2000            1999            1998            1997            1996
                                     ---------------  -------------  --------------  --------------  --------------
Total assets                           $19,796,264     $21,208,935     $22,382,691     $23,795,430     $24,608,842
Total revenues                             502,126         371,178          93,162        (331,376)        112,454
Net income (loss)                          502,126         371,178          93,162        (331,376)        112,354
Net income (loss) allocated to
   Class A Limited Partners                502,126         371,178          93,162        (168,693)      1,335,976
Net loss allocated to Class B
   Limited Partners                              0               0               0        (162,683)     (1,223,612)
Net income (loss) per Class A
   Limited Partner unit                    $  4.62         $  3.42         $  0.86          $(1.55)         $12.30
Net loss per Class B Limited
   Partner unit                               0.00            0.00            0.00           (5.38)         (40.49)
Cash distribution per Class A
   Limited Partner unit                      17.66           15.59           13.90            6.01           11.56
Cash distribution per Class B
   Limited Partner unit                       0.00            0.00            0.00            0.00            0.00

Cash distributions per unit were comprised of $4.63 paid from net cash from operations and $13.03 return of capital in 2000.


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

Results of Operations and Changes in Financial Conditions

General

As of December 31, 2000, the properties owned by the Fund II-Fund II-OW Joint Venture were 97% occupied compared to 97% in 1999 and 95% in 1998.

Gross revenues of the Partnership were $502,126 for the year ended December 31, 2000, as compared to $371,178, for the year ended December 31, 1999, and $93,162 for the fiscal year ended December 31, 1998. The increase in gross revenues is primarily due to increased rental renewal rates in April 1999 for First Union at Charlotte.

Administrative expenses of the Partnership are incurred at the joint venture level.

The Partnership made cash distributions to Limited Partners holding Class A units of $17.66 per unit for fiscal year ended December 31, 2000, $15.59 per unit for fiscal year ended December 31, 1999, and $13.90 per unit for fiscal year ended December 31, 1998. The Partnership made no cash distributions to Limited Partners holding Class B units for fiscal year ended 2000, 1999, and 1998.

Property Operations

As of December 31, 2000, the Partnership's percentage ownership in properties was as follows: 94.7% in the First Union Property, 58.0% in the Atrium, 59.0% in the Brookwood Grill Property, 14.2% in the Holcomb Bridge Property, 42.5% in the Tucker Property, and 51.7% in the Cherokee Property.

As of December 31, 2000, the Partnership owned interests in the following properties through the Fund II--Fund II-OW Joint Venture:

       First Union at Charlotte Property/Fund II and II-OW Joint Venture

                                                                             For the Year Ended December 31
                                                                        ---------------------------------------------
                                                                            2000            1999             1998
                                                                        ------------    -------------    ------------
Revenues:
    Rental income                                                         $844,071        $717,676        $ 458,867
                                                                        ------------    -------------    ------------
Expenses:
    Depreciation                                                           367,667         367,667          367,667
    Management and leasing expenses                                         69,128          61,295           45,887
    Other operating expenses                                                16,105          17,797           14,932
                                                                        ------------    -------------    ------------
                                                                           452,900         446,759          428,486
                                                                        ------------    -------------    ------------
Net income                                                                $391,171        $270,917        $  30,381
                                                                        ============    =============    ============

Occupied percentage                                                            100%            100%             100%
                                                                        ============    =============    ============
Partnership ownership percentage                                              94.7%           94.7%            94.7%
                                                                        ============    =============    ============

Cash generated to the Fund II-Fund II-OW Joint Venture*                   $777,192        $677,542        $ 467,262
                                                                        ============    =============    ============

Net income generated to the Fund II-Fund II-OW Joint Venture*             $391,171        $270,917        $  30,381
                                                                        ============    =============    ============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income and net income increased, as compared to 1999 and 1998, due primarily to increased rental renewal rates in April 1999. Management and leasing expenses increased due primarily to increased rental income.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                    The Atrium/Fund II-Fund III Joint Venture

                                                                           For the Year Ended December 31
                                                                   ------------------------------------------------
                                                                       2000              1999              1998
                                                                   -------------    ---------------    -------------
Revenues:
    Rental income                                                   $1,468,784        $1,470,144        $1,470,144
    Other income                                                             0             4,000            13,280
                                                                   -------------    ---------------    -------------
                                                                     1,468,784         1,474,144         1,483,424
                                                                   -------------    ---------------    -------------
Expenses:
    Depreciation                                                       877,240           867,720           866,778
    Management and leasing expenses                                    185,035           179,762           186,102
    Other operating expenses                                           743,835           720,594           713,955
                                                                   -------------    ---------------    -------------
                                                                     1,806,110         1,768,076         1,766,835
                                                                   -------------    ---------------    -------------
Net loss                                                           $  (337,326)      $  (293,932)      $  (283,411)
                                                                   =============    ===============    =============

Occupied percentage                                                        100%              100%              100%
                                                                   =============    ===============    =============

Partnership Ownership percentage                                          58.0%             58.0%             58.0%
                                                                   =============    ===============    =============
Cash distributed to the Fund II-Fund II-OW Joint
    Venture*                                                       $   354,232       $   385,541       $   405,758

                                                                   =============    ===============    =============

Net loss allocated to the Fund II-Fund II-OW Joint
    Venture*                                                       $  (206,781)      $  (180,180)      $  (173,731)
                                                                   =============    ===============    =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable in 2000, as compared to 1999 and 1998. Management and leasing expenses increased, as compared to 1999, due to a change in estimated fees recorded in 1998, which resulted in decreased fees in 1999. Other operating expenses increased due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building. As a result, net income and cash distribution to the Fund II-Fund II-OW Joint Venture decreased.

The Atrium Property incurred property taxes of $187,536 for 2000, and $175,360 for 1999 and $148,006 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

          The Brookwood Grill Property/Fund II-Fund III Joint Venture

                                                                               For the Year Ended December 31
                                                                        ---------------------------------------------
                                                                            2000           1999             1998
                                                                        ------------  --------------   --------------
Revenues:
    Rental income                                                         $224,801        $224,801         $225,100
    Equity in income of joint venture                                       55,489          81,669           78,791
                                                                        ------------  --------------   --------------
                                                                           280,290         306,470          303,891
                                                                        ------------  --------------   --------------
Expenses:
    Depreciation                                                            54,014          54,014           54,012
    Management and leasing expenses                                         25,320          30,096           23,349
    Other operating expenses                                                 6,513            (460)         (24,632)
                                                                        ------------  --------------   --------------
                                                                            85,847          83,650           52,729
                                                                        ------------  --------------   --------------
Net income                                                                $194,443        $222,820         $251,162
                                                                        ============  ==============  ===============

Occupied percentage                                                            100%            100%             100%
                                                                        ============  ==============  ===============
Partnership Ownership percentage in the Fund II--Fund III
    Joint Venture                                                             59.0%           59.0%            59.0%
                                                                        ============  ==============  ===============

Cash distributed to the Fund II-Fund II-OW Joint
    Venture*                                                              $236,064        $253,723         $270,886
                                                                        ============  ==============  ===============

Income allocated to the Fund II-Fund II-OW Joint
    Venture*                                                              $121,235        $138,928         $156,599
                                                                        ============  ==============  ===============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable in 2000, 1999, and 1998, total revenues decreased in 2000 due to the decrease in equity income from the Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property decreased its occupancy this year.

Management and leasing expenses decreased in 2000, as compared to 1999, due to a change in estimated fees recorded in 1999. Other operating expenses increased due primarily to appraisal fees for this property and an increase in administrative salaries.

The Brookwood Grill Property incurred property taxes of $17,973 for 2000, $18,055 for 1999, and $16,270 for 1998.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

       Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture

                                                                                For the Year Ended December 31
                                                                        ---------------------------------------------
                                                                            2000            1999             1998
                                                                        ------------    ------------    -------------
Revenues:
    Rental income                                                         $869,390        $953,952        $ 872,978
    Other income                                                                 0          23,843           36,000
                                                                        ------------    ------------    -------------
                                                                           869,390         977,795          908,978
                                                                        ------------    ------------    -------------
Expenses:
    Depreciation                                                           355,293         415,165          376,290
    Management and leasing expenses                                        111,567         129,798           97,701
    Other operating expenses                                               171,997          93,534          107,418
                                                                        ------------    ------------    -------------
                                                                           638,857         638,497          581,409
                                                                        ------------    ------------    -------------
Net income                                                                $230,533        $339,298        $ 327,569
                                                                        ============    ============    =============

Occupied percentage                                                             92%            100%              94%
                                                                        ============    ============    =============

Partnership's ownership percentage in the Fund II, III, VI,
    VII Joint Venture                                                         14.2%           14.2%            14.2%
                                                                        ============    ============    =============

Cash distribution to the Fund II-Fund III Joint Venture*                  $156,763        $182,886        $ 179,198
                                                                        ============    ============    =============

Net income allocated to the Fund II-Fund III Joint Venture*               $ 55,489        $ 81,669        $  78,791
                                                                        ============    ============    =============

*The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

Rental income decreased in 2000, as compared to 1999 and 1998, due to decreased occupancy. Depreciation expense was higher in 1999, as compared to 1998 and 2000, due to increased tenant improvement for new tenants for 1999 and some tenant improvement becoming fully depreciated in 1999. Other operating expenses increased due to appraisal fees for this property and a bad debt recorded in this year.

The Holcomb Bridge Property incurred property taxes of $52,887 for 2000, $53,896 for 1999, and $52,162 for 1998.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

                 Tucker Property/Fund I--Fund II Joint Venture

                                                                            For the Year Ended December 31
                                                                 ----------------------------------------------------
                                                                       2000              1999              1998
                                                                 ---------------   ---------------   ----------------
Revenues:
    Rental income                                                  $ 1,390,599       $ 1,373,213       $ 1,242,332
    Interest income                                                        601               447                 0
                                                                 ---------------   ---------------   ----------------
                                                                     1,391,200         1,373,660         1,242,332
                                                                 ---------------   ---------------   ----------------
Expenses:
    Depreciation                                                       491,806           491,385           440,099
    Management and leasing expenses                                    121,946           158,270           164,378
    Other operating expenses                                           506,139           498,849           532,985
                                                                 ---------------   ---------------   ----------------
                                                                     1,119,891         1,148,504         1,137,462
                                                                 ---------------   ---------------   ----------------
Net income                                                         $   271,309       $   225,156       $   104,870
                                                                 ===============   ===============   ================

Occupied percentage                                                         89%               87%               94%
                                                                 ===============   ===============   ================

Partnership ownership percentage                                          42.5%             42.5%             44.3%
                                                                 ===============   ===============   ================

Cash distribution to the Fund II-Fund II-OW Joint Venture*         $   285,191       $   199,737       $   170,937
                                                                 ===============   ===============   ================

Net income allocated to the Fund II-Fund II-OW Joint
    Venture*                                                       $   121,845       $   101,117       $    47,097
                                                                 ===============   ===============   ================

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999, compared to 1998, even though occupancy decreased due to increased rental renewal rates and the decrease in occupancy moving slowly downward throughout the year. The rental income increase in 2000, as compared to 1999, was due to increased tenant occupancy at the property. The increase in depreciation expense for 1999 was due to capitalized building repairs. The management and leasing expenses decreased in 2000, as compared to 1999, due to an adjustment of the estimated tenant billings. Other operating expenses decreased for 1999, as compared to 1998, due to significant variable expenses for those years. Expenses were higher in 1998 due to sewer and main water line repairs.

The cash distribution increased in 2000, as compared to 1999, due to a decrease in capital expenditures in 2000.

Real estate taxes were $111,946 in 2000, $91,970 in 1999, and $93,697 in 1998.

This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail and creating a condominium for the office buildings. The legal and site work has been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

   Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, VII Joint Venture

                                                                              For the Year Ended December 31
                                                                      -----------------------------------------------
                                                                           2000            1999             1998
                                                                      --------------  --------------  ---------------
Revenues:
    Rental income                                                         $965,305        $945,222         $909,831
    Interest income                                                             78              68               84
                                                                      --------------  --------------  ---------------
                                                                           965,383         945,290          909,915
                                                                      --------------  --------------  ---------------
Expenses:
    Depreciation                                                           442,250         447,969          444,660
    Management and leasing expenses                                         74,422          94,149           82,517
    Other operating expenses                                                54,089          68,089           84,676
                                                                      --------------  --------------  ---------------
                                                                           570,761         610,207          611,853
                                                                      --------------  --------------  ---------------
Net income                                                                $394,622        $335,083         $298,062
                                                                      ==============  ==============  ===============

Occupied percentage                                                             98%             97%              91%
                                                                      ==============  ==============  ===============

Partnership ownership percentage                                              51.7%           51.7%            51.7%
                                                                      ==============  ==============  ===============

Cash distributed to the Fund II-Fund II-OW Joint Venture*                 $453,678        $425,382         $403,744
                                                                      ==============  ==============  ===============

Net income allocated to the Fund II-Fund II-OW Joint Venture*             $215,310        $182,825         $162,626
                                                                      ==============  ==============  ===============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999 and 1998, due to an increase in occupancy and rental renewals. Management and leasing expenses decreased in 2000, as compared to 1999, due to decreased leasing commission. Management and leasing expenses increased in 1999, as compared to 1998, due to an increase in occupancy and rental renewal rates. Depreciation expense decreased in 2000, as compared to 1999, due to some tenant improvements becoming fully depreciated in 1999. Operating expenses decreased in 2000, as compared to 1999, due to a reimbursable tenant improvement write-off in 1999, and decreased in 1999, as compared to 1998, due to differences and adjustments of CAM billings to tenants offset by increased expenses for tenant improvements, HVAC repairs, and a partial demolition of a tenant suite in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the next year and the difference is billed to the tenant.

Real estate taxes were $82,048 for 2000, $87,411 for 1999, and $77,311 for 1998.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Liquidity and Capital Resources

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $34,948,250 through the sale of 139,793 Units. No additional Units will be sold by the Partnership. As of December 31, 2000, the Partnership contributed an aggregate of $28,107,150 in capital contributions to the Fund II--Fund II-OW Joint Venture, after incurring approximately $6,841,100 in offering costs, commissions and acquisition and advisory fees.

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

Net cash provided by investing activities increased from $1,608,013 to $1,868,880 in 2000, and net cash used in financing activities increased from $1,547,064 to $1,916,996 in 2000 due to the increase in distributions from joint ventures as net income increased.

The Partnership's cash distribution to Class A unit holders paid and payable through the fourth quarter of 2000 have been paid from Net Cash from Operations and a Return of Capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B unit holders for 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

                                    PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

                                                                       (C)
             (A)                            (B)                     ------------
      Name of Individual          Capacities in Which Served           Cash
                                                                    ------------
      or Number in Group          Form of Compensation              Compensation
------------------------------  ------------------------------      ------------
                                Property Manager-Management and
Wells Management Company, Inc.  Leasing Fees                         $214,081(1)

Wells Capital, Inc.             General Partner                             0

Leo F. Wells, III               General Partner                             0


         (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001.

     (1)                      (2)                       (3)                      (4)
                       Name and Address of       Amount and Nature of
 Title of Class         Beneficial Owner        Beneficial Ownership      Percent of Class
-----------------     ---------------------    -----------------------    ----------------
                                               161 units (IRA, 401 (k),
Class A units         Leo F. Wells, III        and Profit Sharing)           Less than 1%

Class B units         Leo F. Wells, III        114 units (401 (k))           Less than 1%

The General Partners did not receive any distributions from cash flows or sale proceeds in 2000.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totaled $214,081 for the year ended December 31, 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-46 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission during the year of 2000.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                       Wells Real Estate Fund II
                                       (Registrant)



                                       By:  /s/ Leo F. Wells, III
                                           -------------------------------------
                                            Leo F. Wells, III
                                       Individual General Partner and as
                                       President and Chief Financial Officer of
                                       Wells Capital, Inc., the Corporate
                                       General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

        Signature                      Title                          Date
-------------------------- ----------------------------------    ---------------

/s/Leo F. Wells, III
--------------------------
Leo F. Wells, III          Individual General Partner,            March 27, 2001
                           President and Sole Director of Wells
                           Capital, Inc., the Corporate General
                           Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                           Financial Statements                                                             Page
------------------------------------------------------------------------------------------------       -------------
Independent Auditors' Report                                                                                  F2

Balance Sheets as of December 31, 2000 and 1999                                                               F3

Statements of Income (Loss) for the Years ended December 31, 2000, 1999, and 1998                             F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998                         F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                                F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                                           F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund II:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 30, 2001

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)

                                 BALANCE SHEET

                          DECEMBER 31, 2000 AND 1999


                                                          ASSETS

                                                                                        2000             1999
                                                                                   --------------    -------------
INVESTMENT IN JOINT VENTURE                                                          $19,280,727      $20,666,589

CASH AND CASH EQUIVALENTS                                                                 47,521           90,558

DUE FROM AFFILIATE                                                                       468,016          451,788
                                                                                   --------------    -------------
              Total assets                                                           $19,796,264      $21,208,935
                                                                                   ==============    =============

                                             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                                 $     5,584      $     3,385
    Partnership distributions payable                                                    483,158          483,167
                                                                                   --------------    -------------
              Total liabilities                                                          488,742          486,552
                                                                                   --------------    -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--108,572 units                                                         19,307,522       20,722,383
       Class B--30,221 units                                                                   0                0
                                                                                   --------------    -------------
              Total partners' capital                                                 19,307,522       20,722,383
                                                                                   --------------    -------------
              Total liabilities and partners' capital                                $19,796,264      $21,208,935
                                                                                   ==============    =============

     The accompanying notes are an integral part of these balance sheets.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                                2000          1999          1998
                                                                            ------------   -----------  -----------
REVENUES:
    Equity in income of joint venture                                         $499,246       $370,710     $92,568
    Interest income                                                              2,880            468         594
                                                                            ------------   -----------  -----------
NET INCOME                                                                    $502,126       $371,178      93,162
                                                                            ============   ===========  ===========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                              $502,126       $371,178     $93,162
                                                                            ============   ===========  ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                $      0       $      0     $     0
                                                                            ============   ===========  ===========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                                   $   4.62       $   3.42     $  0.86
                                                                            ============   ===========  ===========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                     $   0.00       $   0.00     $  0.00
                                                                            ============   ===========  ===========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                            $  17.66       $  15.59     $ 13.90
                                                                            ============   ===========  ===========

       The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                              Limited Partners                           Total
                                           --------------------------------------------------------
                                                     Class A                      Class B              Partners'
                                           ----------------------------   -------------------------
                                              Units          Amount          Units       Amount          Capital
                                           -----------   --------------   ---------- --------------  --------------
BALANCE, DECEMBER 31, 1997                   108,572       $23,460,451      30,221        $  0         $23,460,451

    Net income                                     0            93,162           0           0              93,162
    Partnership distributions                      0        (1,509,355)          0           0          (1,509,355)
                                             -------       -----------      ------        ----         -----------
BALANCE, DECEMBER 31, 1998                   108,572        22,044,258      30,221           0          22,044,258

    Net income                                     0           371,178           0           0             371,178
    Partnership distributions                      0        (1,693,053)          0           0          (1,693,053)
                                             -------       -----------      ------        ----         -----------
BALANCE, DECEMBER 31, 1999                   108,572        20,722,383      30,221           0          20,722,383
                                             -------       -----------      ------        ----         -----------

    Net income                                     0           502,126           0           0             502,126
    Partnership distributions                      0        (1,916,987)          0           0          (1,916,987)
                                             -------       -----------      ------        ----         -----------
BALANCE, DECEMBER 31, 2000                   108,572       $19,307,522      30,221        $  0         $19,307,522
                                             =======       ===========      ======        ====         ===========


       The accompanying notes are an integral part of these statements.

                           Wells Real Estate Fund II

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                           2000           1999           1998
                                                                     --------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   502,126     $   371,178    $    93,162
                                                                     --------------- --------------- --------------
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
           Equity in income of joint venture                              (499,246)       (370,710)       (92,568)
           Changes in accounts payable                                       2,199           2,130         (1,759)
                                                                     --------------- --------------- --------------
              Total adjustments                                           (497,047)       (368,580)       (94,327)
                                                                     --------------- --------------- --------------
              Net cash provided by (used in) operating
                 activities                                                  5,079           2,598         (1,165)
                                                                     --------------- --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint venture                            1,868,880       1,608,013      1,495,069
                                                                     --------------- --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings         (1,439,821)     (1,304,675)    (1,370,685)
    Distributions to partners from accumulated earnings                   (477,175)       (242,389)      (133,457)
                                                                     --------------- --------------- --------------
              Net cash used in financing activities                     (1,916,996)     (1,547,064)    (1,504,142)
                                                                     --------------- --------------- --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (43,037)         63,457        (10,238)

CASH AND CASH EQUIVALENTS, beginning of year                                90,558          27,011         37,249
                                                                     --------------- --------------- --------------
CASH AND CASH EQUIVALENTS, end of year                                $     47,521    $     90,558    $    27,011
                                                                     =============== =============== ==============


       The accompanying notes are an integral part of these statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998


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

    The Partnership recently began considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same accounting policies as the Partnership.

         Real Estate Assets

         Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 2000.

         Depreciation is calculated using the straight-line method over 25 years.

         Revenue Recognition

         All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

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

2.  RELATED-PARTY TRANSACTIONS

    Due from affiliate at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 2000 and 1999.

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

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $214,081, $214,325, and $183,033 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

3.  INVESTMENT IN JOINT VENTURE

    On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II-OW. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the First Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 95% at December 31, 2000 and 1999. The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 2000 and 1999:

                                                                             2000             1999
                                                                       ---------------  ---------------
    Investment in joint venture, beginning of year                       $20,666,589      $22,019,064
    Equity in income of joint venture                                        499,246          370,710
    Distributions from joint venture                                      (1,885,108)      (1,723,185)
                                                                       ---------------  ---------------
    Investment in joint venture, end of year                             $19,280,727      $20,666,589
                                                                       ===============  ===============

Following are the financial statements for Fund II and II-OW:


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets
                                                                                        2000             1999
                                                                                  ---------------- ---------------
Real estate assets, at cost:
    Land                                                                             $ 1,367,856      $ 1,367,856
    Building and improvements, less accumulated depreciation of $3,359,119
       in 2000 and $2,991,452 in 1999                                                  4,411,999        4,779,666
                                                                                  ---------------- ---------------
              Total real estate assets                                                 5,779,855        6,147,522
Investment in joint ventures                                                          14,576,863       15,654,420
Cash and cash equivalents                                                                144,731          162,241
Due from affiliates                                                                      352,673          312,901
Accounts receivable                                                                            0            2,149
Prepaid expenses and other assets                                                          8,234           24,473
                                                                                  ---------------- ---------------
              Total assets                                                           $20,862,356      $22,303,706
                                                                                  ================ ===============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                            $     5,089      $         0
    Partnership distributions payable                                                    494,260          477,122
                                                                                  ---------------- ---------------
              Total liabilities                                                          499,349          477,122
                                                                                  ---------------- ---------------
Partners' capital:
    Wells Real Estate Fund II                                                         19,280,727       20,666,589
    Wells Real Estate Fund II-OW                                                       1,082,280        1,159,995
                                                                                  ---------------- ---------------
              Total partners' capital                                                 20,363,007       21,826,584
                                                                                  ---------------- ---------------
              Total liabilities and partners' capital                                $20,862,356      $22,303,706
                                                                                  ================ ===============

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                      2000               1999              1998
                                                                ---------------    ---------------   ---------------
Revenues:
    Rental income                                                 $   844,071         $  717,676       $   458,867
    Equity in income of joint ventures                                251,609            242,690           192,591
    Interest income                                                    11,806                367               481
                                                                ---------------    ---------------   ---------------
                                                                    1,107,486            960,733           651,939
                                                                ---------------    ---------------   ---------------
Expenses:
    Depreciation                                                      367,667            367,667           367,667
    Partnership administration                                         83,868             88,859            88,632
    Legal and accounting                                               45,824             42,899            43,175
    Management and leasing fees                                        69,128             61,295            45,887
    Operating costs                                                     1,484                366             2,914
    Computer costs                                                     12,273              8,148             5,906
                                                                ---------------    ---------------   ---------------
                                                                      580,244            569,234           554,181
                                                                ---------------    ---------------   ---------------
Net income                                                        $   527,242         $  391,499       $    97,758
                                                                ===============    ===============   ===============

Net income allocated to Wells Real Estate Fund II                 $   499,246         $  370,710       $    92,568
                                                                ===============    ===============   ===============
Net income allocated to Wells Real Estate Fund II-OW              $    27,996         $   20,789       $     5,190
                                                                ===============    ===============   ===============

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                  Wells Real         Wells Real         Total
                                                                    Estate             Estate          Partners'
                                                                    Fund II          Fund II-OW         Capital
                                                                ---------------   ----------------   --------------
Balance, December 31, 1997                                        $23,435,256        $1,315,255        $24,750,511
    Net income                                                         92,568             5,190             97,758
    Partnership distributions                                      (1,508,760)          (84,607)        (1,593,367)
                                                                ---------------   ----------------   --------------
Balance, December 31, 1998                                         22,019,064         1,235,838         23,254,902
    Net income                                                        370,710            20,789            391,499
    Partnership distributions                                      (1,723,185)          (96,632)        (1,819,817)
                                                                ---------------   ----------------   --------------
Balance, December 31, 1999                                         20,666,589         1,159,995         21,826,584
    Net income                                                        499,246            27,996            527,242
    Partnership distributions                                      (1,885,108)         (105,711)        (1,990,819)
                                                                ---------------   ----------------   --------------
Balance, December 31, 2000                                        $19,280,727        $1,082,280        $20,363,007
                                                                ===============   ================   ==============

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                           2000            1999             1998
                                                                     ---------------  ---------------  --------------
Cash flows from operating activities:
    Net income                                                         $   527,242      $   391,499     $    97,758
                                                                     ---------------  ---------------  --------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                    367,667          367,667         367,667
           Equity in income of joint ventures                             (251,609)        (242,690)       (192,591)
           Changes in assets and liabilities:
              Accounts receivable                                            2,149           21,035          61,023
              Prepaid expenses and other assets                             16,239           18,355          18,355
              Accounts payable                                               5,089                0               0
              Due to affiliates                                                  0           (8,988)          4,427
                                                                     ---------------  ---------------  --------------
                  Total adjustments                                        139,535          155,379         258,881
                                                                     ---------------  ---------------  --------------
                  Net cash provided by operating activities                666,777          546,878         356,639
                                                                     ---------------  ---------------  --------------
Cash flows from investing activities:
    Distributions received from joint ventures                           1,289,394        1,219,061       1,232,367
                                                                     ---------------  ---------------  --------------
Cash flows from financing activities:
    Distributions to joint venture partners                             (1,973,681)      (1,698,065)     (1,579,031)
                                                                     ---------------  ---------------  --------------
Net (decrease) increase in cash and cash equivalents                       (17,510)          67,874           9,975
Cash and cash equivalents, beginning of year                               162,241           94,367          84,392
                                                                     ---------------  ---------------  --------------
Cash and cash equivalents, end of year                                 $   144,731      $   162,241     $    94,367
                                                                     ===============  ===============  ==============

The following is a rollforward of Fund II and II-OW's investment in joint venture for the years ended December 31, 2000 and 1999:

                                                                             2000              1999
                                                                         ---------------   ---------------
        Investment in joint venture, beginning of year                     $15,654,420       $16,676,111
        Equity in income of joint venture                                      251,609           242,690
        Distributions from joint venture                                    (1,329,166)       (1,264,381)
                                                                         ---------------   ---------------
        Investment in joint venture, end of year                           $14,576,863       $15,654,420
                                                                         ===============   ===============

Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                    2000                           1999
                                                        -----------------------------  ----------------------------
                                                            Amount         Percent         Amount         Percent
                                                        ---------------- ------------  ---------------- -----------
Fund I and II Tucker                                      $  3,894,846       45%         $  4,058,192       45%
Fund I, II, II-OW, VI, and VII
    Associates--Cherokee                                     3,814,737       54             4,053,105       54
Fund II and III Associates-- The Atrium                      5,054,727       61             5,615,740       61
Fund II and III Associates-- Brookwood Grill                 1,812,553       62             1,927,383       62
                                                        ----------------               ----------------
                                                          $ 14,576,863                   $ 15,654,420
                                                        ================               ================

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

Following are the financial statements for Fund I and II Tucker:

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                          2000             1999
                                                                                     --------------   --------------
Real estate assets, at cost:
    Land                                                                               $3,260,887       $3,260,887
    Building and improvements, less accumulated depreciation of $3,896,844 in
       2000 and $3,405,038 in 1999                                                      5,459,417        5,835,882
    Construction in progress                                                                    0                0
                                                                                     --------------   --------------
              Total real estate assets                                                  8,720,304        9,096,769
Cash and cash equivalents                                                                 117,239          123,617
Accounts receivable                                                                       222,778          125,772
Prepaid expenses and other assets                                                         110,525          115,865
                                                                                     --------------   --------------
              Total assets                                                             $9,170,846       $9,462,023
                                                                                     ==============   ==============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                              $   69,099       $   67,797
    Partnership distributions payable                                                     236,990          165,750
    Due to affiliates                                                                     632,762          588,344
                                                                                     --------------   --------------
              Total liabilities                                                           938,851          821,891
                                                                                     --------------   --------------
Partners' capital:
    Wells Real Estate Fund I                                                            4,337,149        4,581,940
    Fund II and II-OW                                                                   3,894,846        4,058,192
                                                                                     --------------   --------------
              Total partners' capital                                                   8,231,995        8,640,132
                                                                                     --------------   --------------
              Total liabilities and partners' capital                                  $9,170,846       $9,462,023
                                                                                     ==============   ==============

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                         2000             1999             1998
                                                                     -------------    -------------    -------------
Revenues:
    Rental income                                                      $1,390,599       $1,373,213      $1,242,332
    Interest income                                                           601              447               0
                                                                     -------------    -------------    -------------
                                                                        1,391,200        1,373,660       1,242,332
                                                                     -------------    -------------    -------------
Expenses:
    Operating costs, net of reimbursements                                434,738          464,001         515,791
    Depreciation                                                          491,806          491,386         440,099
    Management and leasing fees                                           121,946          158,269         164,378
    Partnership administration                                             37,480           29,109          32,420
    Legal and accounting                                                    6,824            5,739          12,093
    Gain on real estate assets                                                  0                0         (27,319)
    Bad debt expense                                                       27,097                0               0
                                                                     -------------    -------------    -------------
                                                                        1,119,891        1,148,504       1,137,462
                                                                     -------------    -------------    -------------
Net income                                                            $   271,309      $   225,156      $  104,870
                                                                     =============    =============    =============

Net income allocated to Wells Real Estate Fund I                      $   149,464      $   124,039      $   57,773
                                                                     =============    =============    =============

Net income allocated to Fund II and II-OW                             $   121,845      $   101,117      $   47,097
                                                                     =============    =============    =============

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                       Wells Real        Fund II           Total
                                                                         Estate            and            Partners'
                                                                         Fund I           II-OW           Capital
                                                                     -------------    -------------    -------------
Balance, December 31, 1997                                             $4,969,956       $4,280,651      $9,250,607
    Net income                                                             57,773           47,097         104,870
    Partnership distributions                                            (269,138)        (170,937)       (440,075)
                                                                     -------------    -------------    -------------
Balance, December 31, 1998                                              4,758,591        4,156,811       8,915,402
    Net income                                                            124,039          101,117         225,156
    Partnership distributions                                            (300,690)        (199,736)       (500,426)
                                                                     -------------    -------------    -------------
Balance, December 31, 1999                                              4,581,940        4,058,192       8,640,132
    Net income                                                            149,464          121,845         271,309
    Partnership distributions                                            (394,255)        (285,191)       (679,446)
                                                                     -------------    -------------    -------------
Balance, December 31, 2000                                             $4,337,149       $3,894,846      $8,231,995
                                                                     =============    =============    =============

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000             1999             1998
                                                                          -------------    -------------    -------------
Cash flows from operating activities:

    Net income                                                              $ 271,309        $ 225,156        $ 104,870
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       491,806          491,386          440,099
           Gain on real estate assets                                               0                0          (27,319)
           Changes in assets and liabilities:
              Accounts receivable                                             (97,006)         (29,410)         (16,647)
              Prepaid expenses and other assets                                 5,340            6,316          (17,585)
              Accounts payable and accrued expenses                             1,302            2,833           (9,054)
              Due to affiliates                                                44,418           39,712           67,404
                                                                          -------------    -------------    -------------
                 Total adjustments                                            445,860          510,837          436,898
                                                                          -------------    -------------    -------------
                 Net cash provided by operating activities                    717,169          735,993          541,768
                                                                          -------------    -------------    -------------
Cash flows from investing activities:
    Investment in real estate                                                (115,341)        (260,522)        (142,814)
    Insurance proceeds                                                              0                0           27,319
                                                                          -------------    -------------    -------------
                 Net cash used in investing activities                       (115,341)        (260,522)        (115,495)
                                                                          -------------    -------------    -------------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (608,206)        (401,234)        (389,577)
                                                                          -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents                           (6,378)          74,237           36,696
Cash and cash equivalents, beginning of year                                  123,617           49,380           12,684
                                                                          -------------    -------------    -------------
Cash and cash equivalents, end of year                                      $ 117,239        $ 123,617        $  49,380
                                                                          =============    =============    =============

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

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:


              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                           2000            1999
                                                                                      --------------  --------------
Real estate assets, at cost:
    Land                                                                                $1,219,704      $1,219,704
    Building and improvements, less accumulated depreciation of $3,606,079 in
       2000 and $3,163,829 in 1999                                                       5,624,924       6,067,174
                                                                                      --------------  --------------
              Total real estate assets                                                   6,844,628       7,286,878
Cash and cash equivalents                                                                  214,940         206,540
Accounts receivable                                                                         31,356          27,703
Prepaid expenses and other assets                                                          100,866          89,846
                                                                                      --------------  --------------
              Total assets                                                              $7,191,790      $7,610,967
                                                                                      ==============  ==============

                                             Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                             $     23,716    $     16,295
    Refundable security deposits                                                            23,839          18,562
    Partnership distributions payable                                                      197,191         192,184
    Due to affiliates                                                                      137,334         122,272
                                                                                      --------------  --------------
              Total liabilities                                                            382,080         349,313
                                                                                      --------------  --------------
Partners' capital:
    Wells Real Estate Fund I                                                             1,498,120       1,618,133
    Fund II and II-OW                                                                    3,814,737       4,053,105
    Wells Real Estate Fund VI                                                              749,777         796,558
    Wells Real Estate Fund VII                                                             747,076         793,858
                                                                                      --------------  --------------
              Total partners' capital                                                    6,809,710       7,261,654
                                                                                      --------------  --------------
              Total liabilities and partners' capital                                   $7,191,790      $7,610,967
                                                                                      ==============  ==============

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000           1999          1998
                                                                           ------------   ------------   -----------
Revenues:
    Rental income                                                            $965,305       $945,222      $ 909,831
    Interest income                                                                78             68             84
                                                                           ------------   ------------   -----------
                                                                              965,383        945,290        909,915
                                                                           ------------   ------------   -----------
Expenses:
    Depreciation                                                              442,250        447,969        444,660
    Operating costs, net of reimbursements                                     24,557         37,583         35,715
    Partnership administration                                                 23,352         24,882         22,934
    Management and leasing fees                                                74,422         94,149         82,517
    Legal and accounting                                                        6,180          5,624          7,363
    Bad debt expense                                                                0              0         18,664
                                                                           ------------   ------------   -----------
                                                                              570,761        610,207        611,853
                                                                           ------------   ------------   -----------
Net income                                                                   $394,622       $335,083      $ 298,062
                                                                           ============   ============   ===========

Net income allocated to Wells Real Estate Fund I                             $ 94,800       $ 80,496      $ 71,604
                                                                           ============   ============   ===========

Net income allocated to Fund II and II-OW                                    $215,310       $182,825      $ 162,626
                                                                           ============   ============   ===========

Net income allocated to Wells Real Estate Fund VI                            $ 42,256       $ 35,881      $  31,916
                                                                           ============   ============   ===========

Net income allocated to Wells Real Estate Fund VII                           $ 42,256       $ 35,881      $  31,916
                                                                           ============   ============   ===========


              Fund I, II, II-OW, VI and VII Associates--Cherokeed
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                              Wells Real      Fund II      Wells Real     Wells Real       Total
                                                Estate          and          Estate         Estate       Partners'
                                                Fund I         II-OW         Fund VI       Fund VII       Capital
                                            ------------   ------------   ------------  -------------  ------------
Balance, December 31, 1997                   $1,863,173     $4,536,781     $ 891,482     $  888,782     $8,180,218
    Net income                                   71,604        162,626        31,916         31,916        298,062
    Partnership distributions                  (193,285)      (403,744)      (79,238)       (79,238)      (755,505)
                                            ------------   ------------   ------------  -------------  ------------
Balance, December 31, 1998                    1,741,492      4,295,663       844,160        841,460      7,722,775
    Net income                                   80,496        182,825        35,881         35,881        335,083
    Partnership distributions                  (203,855)      (425,383)      (83,483)       (83,483)      (796,204)
                                            ------------   ------------   ------------  -------------  ------------
Balance, December 31, 1999                    1,618,133      4,053,105       796,558        793,858      7,261,654
    Net income                                   94,800        215,310        42,256         42,256        394,622
    Partnership distributions                  (214,813)      (453,678)      (89,037)       (89,038)      (846,566)
                                            ------------   ------------   ------------  -------------  ------------
Balance, December 31, 2000                   $1,498,120     $3,814,737     $ 749,777     $  747,076     $6,809,710
                                            ============   ============   ============  =============  ============

                        Fund I, II, II-OW, VI, and VII
                        Associates--Cherokee (A Georgia
                         Joint Venture) Statements of
                                  Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                               $394,622      $335,083      $298,062
                                                                           ------------  ------------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       442,250       447,969       444,660
           Changes in assets and liabilities:
              Accounts receivable                                              (3,653)        7,814        56,999
              Prepaid expenses and other assets                               (11,020)        1,133         8,890
              Accounts payable, accrued expenses, and refundable
                 security deposits                                             12,694       (72,272)       70,278
              Due to affiliates                                                15,062        13,005        15,327
                                                                           ------------  ------------  ------------
                  Total adjustments                                           455,333       397,649       596,154
                                                                           ------------  ------------  ------------
                  Net cash provided by operating activities                   849,955       732,732       894,216
                                                                           ------------  ------------  ------------
Cash flows from investing activities:
    Investment in real estate                                                       0       (14,148)       (5,771)
                                                                           ------------  ------------  ------------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (841,555)     (734,858)     (818,790)
                                                                           ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents                            8,400       (16,274)       69,655
Cash and cash equivalents, beginning of year                                  206,540       222,814       153,159
                                                                           ------------  ------------  ------------
Cash and cash equivalents, end of year                                       $214,940      $206,540      $222,814
                                                                           ============  ============  ============

Fund II and III Associates

On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. ("Fund III"). The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining
4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,305,317 and $1,406,591 at December 31, 2000 and 1999, respectively, which represented a 24% interest for each year.

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

Following are the financial statements for Fund II and III Associates--The
Atrium:

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                          Assets

                                                                                          2000            1999
                                                                                     --------------  --------------
Real estate assets, at cost:
    Land                                                                               $1,504,743      $1,504,743
    Building and improvements, less accumulated depreciation of $7,113,487 in
       2000 and $6,301,682 in 1999                                                      6,274,702       7,093,742
                                                                                     --------------  --------------
              Total real estate assets                                                  7,779,445       8,598,485
Cash and cash equivalents                                                                 240,314          89,170
Accounts receivable                                                                        23,202          30,018
Prepaid expenses and other assets                                                         123,399         213,143
                                                                                     --------------  --------------
              Total assets                                                             $8,166,360      $8,930,816
                                                                                     ==============  ==============

                                             Liabilities and Partners' Capital

liabilities:
    Accounts payable                                                                   $  104,321      $    1,801
    Partnership distributions payable                                                     149,227         101,012
                                                                                     --------------  --------------
              Total liabilities                                                           253,548         102,813
                                                                                     --------------  --------------
Partners' capital:
    Fund II and II-OW                                                                   5,054,727       5,615,740
    Wells Real Estate Fund III                                                          2,858,085       3,212,263
                                                                                     --------------  --------------
              Total partners' capital                                                   7,912,812       8,828,003
                                                                                     --------------  --------------
              Total liabilities and partners' capital                                  $8,166,360      $8,930,816
                                                                                     ==============  ==============

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                              Statements of Loss
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                         2000             1999             1998
                                                                    --------------   --------------   --------------
Revenues:
    Rental income                                                     $ 1,468,784      $ 1,470,144     $ 1,470,144
    Other income                                                                0            4,000          13,280
                                                                    --------------   --------------   --------------
                                                                        1,468,784        1,474,144       1,483,424
                                                                    --------------   --------------   --------------
Expenses:
    Depreciation                                                          877,240          867,720         866,778
    Operating costs, net of reimbursements                                723,744          692,066         699,550
    Management and leasing fees                                           185,035          179,762         186,102
    Partnership administration                                             14,841           23,278          11,095
    Legal and accounting                                                    5,250            5,250           3,310
                                                                    --------------   --------------   --------------
                                                                        1,806,110        1,768,076       1,766,835
                                                                    --------------   --------------   --------------
Net loss                                                              $  (337,326)     $  (293,932)    $  (283,411)
                                                                    ==============   ==============   ==============

Net loss allocated to Fund II and II-OW                               $  (206,781)     $  (180,180)    $  (173,731)
                                                                    ==============   ==============   ==============

Net loss allocated to Wells Real Estate Fund III                      $  (130,545)     $  (113,752)    $  (109,680)
                                                                    ==============   ==============   ==============

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                       Fund II         Wells Real         Total
                                                                         and             Estate         Partners'
                                                                        II-OW           Fund III         Capital
                                                                    --------------   --------------  --------------
Balance, December 31, 1997                                            $6,760,950       $3,935,261     $ 10,696,211
    Net loss                                                            (173,731)        (109,680)        (283,411)
    Partnership distributions                                           (405,758)        (256,165)        (661,923)
                                                                    --------------   --------------  --------------
Balance, December 31, 1998                                             6,181,461        3,569,416        9,750,877
    Net loss                                                            (180,180)        (113,752)        (293,932)
    Partnership distributions                                           (385,541)        (243,401)        (628,942)
                                                                    --------------   --------------  --------------
Balance, December 31, 1999                                             5,615,740        3,212,263        8,828,003
    Net loss                                                            (206,781)        (130,545)        (337,326)
    Partnership distributions                                           (354,232)        (223,633)        (577,865)
                                                                    --------------   --------------  --------------
Balance, December 31, 2000                                            $5,054,727       $2,858,085     $  7,912,812
                                                                    ==============   ==============  ==============

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000           1999            1998
                                                                         --------------   -------------  ------------
Cash flows from operating activities:
    Net loss                                                              $  (337,326)    $ (293,932)     $(283,411)
                                                                         --------------   -------------  ------------
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation                                                       877,240        867,720        866,778
           Changes in assets and liabilities:
              Accounts receivable                                               6,816        (11,904)           836
              Prepaid expenses and other assets                                89,744         89,745         89,745
              Accounts payable                                                102,520         (2,786)      (146,779)
              Due to affiliates                                                     0              0         (3,829)
                                                                         --------------   -------------  ------------
                 Total adjustments                                          1,076,320        942,775        806,751
                                                                         --------------   -------------  ------------
                 Net cash provided by operating activities                    738,994        648,843        523,340
                                                                         --------------   -------------  ------------
Cash flows from investing activities:

    Investment in real estate assets                                          (58,200)       (23,401)             0
                                                                         --------------   -------------  ------------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (529,650)      (665,154)      (675,743)
                                                                         --------------   -------------  ------------
Net increase (decrease) in cash and cash equivalents                          151,144        (39,712)      (152,403)
Cash and cash equivalents, beginning of year                                   89,170        128,882        281,285
                                                                         --------------   -------------  ------------
Cash and cash equivalents, end of year                                    $   240,314     $   89,170      $ 128,882
                                                                         ==============   =============  ============

Supplemental disclosure of noncash activities:

    Write-off of fully depreciated fixed assets                           $    65,435     $        0      $       0
                                                                         ==============   =============  ============

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                         2000             1999
                                                                                     --------------   ------------
Real estate assets, at cost:
    Land                                                                               $   745,223     $   745,223
    Building and improvements, less accumulated depreciation of $437,759 in
       2000 and $383,745 in 1999                                                           835,054         889,068
                                                                                     --------------   ------------
              Total real estate assets                                                   1,580,277       1,634,291
Investment in joint venture                                                              1,305,317       1,406,591
Cash and cash equivalents                                                                   57,515          65,627
Due from affiliate                                                                          69,758          60,193
Accounts receivable                                                                         38,714          41,060
Prepaid expenses and other assets                                                            6,344          11,912
                                                                                     --------------   ------------
              Total assets                                                              $3,057,925      $3,219,674
                                                                                     ==============   ============

                                      Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $       4,580      $        0
    Due to affiliate                                                                           917           2,405
    Partnership distributions payable                                                      145,528         126,201
                                                                                     --------------   -------------
              Total liabilities                                                            151,025         128,606
                                                                                     --------------   -------------
Partners' capital:
    Fund II and II-OW                                                                    1,812,553       1,927,383
    Wells Real Estate Fund III                                                           1,094,347       1,163,685
                                                                                     --------------   -------------
              Total partners' capital                                                    2,906,900       3,091,068
                                                                                     --------------   -------------
              Total liabilities and partners' capital                                   $3,057,925      $3,219,674
                                                                                     ==============   =============

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999          1998
                                                                           -----------    -----------   -----------
Revenues:
    Rental income                                                           $ 224,801      $ 224,801     $ 225,100
    Equity in income of joint venture                                          55,489         81,669        78,791
                                                                           -----------    -----------   -----------
                                                                              280,290        306,470       303,891
                                                                           -----------    -----------   -----------
Expenses:
    Depreciation                                                               54,014         54,014        54,014
    Operating costs, net of reimbursements                                    (13,375)       (11,565)      (31,540)
    Management and leasing fees                                                25,320         30,096        23,348
    Partnership administration                                                 14,019          5,853         3,708
    Legal and accounting                                                        5,869          5,252         3,200
                                                                           -----------    -----------   -----------
                                                                               85,847         83,650        52,730
                                                                           -----------    -----------   -----------
Net income                                                                  $ 194,443      $ 222,820     $ 251,161
                                                                           ===========    ===========   ===========

Net income allocated to Fund II and II-OW                                   $ 121,235      $ 138,928     $ 156,599
                                                                           ===========    ===========   ===========
Net income allocated to Wells Real Estate Fund III                          $  73,208      $  83,892     $  94,562
                                                                           ===========    ===========   ===========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                            Fund II         Wells Real         Total
                                              and             Estate         Partners'
                                             II-OW           Fund III         Capital
                                           -------------   -------------   --------------
Balance, December 31, 1997                  $2,156,463      $1,302,017       $3,458,480
    Net income                                 156,599          94,562          251,161
    Partnership distributions                 (270,886)       (163,576)        (434,462)
                                           -------------   -------------   --------------
Balance, December 31, 1998                   2,042,176       1,233,003        3,275,179
    Net income                                 138,928          83,892          222,820
    Partnership distributions                 (253,721)       (153,210)        (406,931)
                                           -------------   -------------   --------------
Balance, December 31, 1999                   1,927,383       1,163,685        3,091,068
    Net income                                 121,235          73,208          194,443
    Partnership distributions                 (236,065)       (142,546)        (378,611)
                                           -------------   -------------   --------------
Balance, December 31, 2000                  $1,812,553      $1,094,347       $2,906,900
                                           =============   =============   ==============

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000         1999          1998
                                                                           -----------   -----------  ------------
Cash flows from operating activities:
    Net income                                                              $ 194,443     $ 222,820     $ 251,161
                                                                           -----------   -----------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                        54,014        54,014        54,014
           Equity in income of joint venture                                  (55,489)      (81,669)      (78,791)
           Changes in assets and liabilities:
              Accounts receivable                                               2,346        25,958        22,739
              Prepaid expenses and other assets                                 5,568         5,568         5,568
              Accounts payable                                                  4,580        (1,200)       (2,679)
              Due to affiliates                                                (1,488)       (1,489)       (1,487)
                                                                           -----------   -----------  ------------
                 Total adjustments                                              9,531         1,182          (636)
                                                                           -----------   -----------  ------------
                 Net cash provided by operating activities                    203,974       224,002       250,525
                                                                           -----------   -----------  ------------
Cash flows from investing activities:
    Distributions received from joint venture                                 147,198       173,171       160,812
                                                                           -----------   -----------  ------------
Cash flows from financing activities:
    Distributions to joint venture partners                                  (359,284)     (405,502)     (391,702)
                                                                           -----------   -----------  ------------
Net (decrease) increase in cash and cash equivalents                           (8,112)       (8,329)       19,635
Cash and cash equivalents, beginning of year                                   65,627        73,956        54,321
                                                                           -----------   -----------  ------------
Cash and cash equivalents, end of year                                      $  57,515     $  65,627     $  73,956
                                                                           ===========   ===========  ============

Fund II, III, VI, and VII Associates

On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Holcomb Bridge to the Fund II, III, VI, and VII Associates joint venture. During 1998, 1997, and 1996, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                          Assets

                                                                                         2000             1999
                                                                                    --------------    -------------
Real estate assets, at cost:
    Land                                                                               $1,325,242      $1,325,242
    Building and improvements, less accumulated depreciation of $1,654,520 in
       2000 and $1,299,227 in 1999                                                      4,063,639       4,418,932
                                                                                    --------------    -------------
              Total real estate assets                                                  5,388,881       5,744,174
Cash and cash equivalents                                                                  88,044         189,404
Accounts receivable                                                                       151,886         162,464
Prepaid expenses and other assets                                                         158,872         213,443
                                                                                    --------------    -------------
              Total assets                                                             $5,787,683      $6,309,485
                                                                                    ==============    =============

                                             Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                            $     82,072    $     87,926
    Partnership distributions payable                                                     154,874         250,075
                                                                                    --------------    -------------
                                                                                          236,946         338,001
                                                                                    --------------    -------------
Partners' capital:
    Fund II and III Associates                                                          1,305,317       1,406,591
    Wells Real Estate Fund VI                                                           1,456,417       1,569,430
    Wells Real Estate Fund VII                                                          2,789,003       2,995,463
                                                                                    --------------    -------------
              Total partners' capital                                                   5,550,737       5,971,484
                                                                                    --------------    -------------
              Total liabilities and partners' capital                                  $5,787,683      $6,309,485
                                                                                    ==============    =============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000           1999          1998
                                                                          ------------   ------------   ------------
Revenues:
    Rental income                                                            $869,390      $953,952       $872,978
    Other income                                                                    0        23,843         36,000
                                                                          ------------   ------------   ------------
                                                                              869,390       977,795        908,978
                                                                          ------------   ------------   ------------
Expenses:
    Depreciation                                                              355,293       415,165        376,290
    Operating costs, net of reimbursements                                     70,693        68,691         85,983
    Management and leasing fees                                               111,567       129,798         97,701
    Legal and accounting                                                        4,513         4,952          6,509
    Partnership administration                                                 22,646        19,891         14,926
    Bad debt expense                                                           74,145             0              0
                                                                          ------------   ------------   ------------
                                                                              638,857       638,497        581,409
                                                                          ------------   ------------   ------------
Net income                                                                   $230,533      $339,298       $327,569
                                                                          ============   ============   ============

Net income allocated to Fund II and III Associates                           $ 55,489      $ 81,669       $ 78,791
                                                                          ============   ============   ============

Net income allocated to Wells Real Estate Fund VI                            $ 61,921      $ 91,135       $ 87,914
                                                                          ============   ============   ============

Net income allocated to Wells Real Estate Fund VII                           $113,123      $166,494       $160,864
                                                                          ============   ============   ============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                      Fund II           Wells        Wells Real         Total
                                                      and III        Real Estate       Estate         Partners'
                                                     Associates        Fund VI        Fund VII         Capital
                                                   --------------  --------------   -------------    ------------
Balance, December 31, 1997                           $1,608,215     $1,789,811       $3,252,856       $6,650,882
    Partnership contributions                                 0          4,600          154,049          158,649
    Net income                                           78,791         87,914          160,864          327,569
    Partnership distributions                          (179,199)      (199,945)        (365,964)        (745,108)
                                                   --------------  --------------   -------------    ------------
Balance, December 31, 1998                            1,507,807      1,682,380        3,201,805        6,391,992
    Net income                                           81,669         91,135          166,494          339,298
    Partnership distributions                          (182,885)      (204,085)        (372,836)        (759,806)
                                                   --------------  --------------   -------------    ------------
Balance, December 31, 1999                            1,406,591      1,569,430        2,995,463        5,971,484
    Net income                                           55,489         61,921          113,123          230,533
    Partnership distributions                          (156,763)      (174,934)        (319,583)        (651,280)
                                                   --------------  --------------   -------------    ------------
Balance, December 31, 2000                           $1,305,317     $1,456,417       $2,789,003       $5,550,737
                                                   ==============  ==============   =============    ============

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                  2000          1999           1998
                                                                                -----------   ------------  -----------
     Cash flows from operating activities:
         Net income                                                              $ 230,533     $ 339,298     $ 327,569
                                                                                -----------   ------------  -----------
         Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation                                                       355,293       415,165       376,290
                Changes in assets and liabilities:
                   Accounts receivable                                              10,578       (51,004)      (56,936)
                   Prepaid expenses and other assets                                54,571        20,522        35,603
                   Accounts payable and accrued expenses                            (5,854)     (104,146)       21,296
                                                                                -----------   ------------  -----------
                      Total adjustments                                            414,588       280,537       376,253
                                                                                -----------   ------------  -----------
                      Net cash provided by operating activities                    645,121       619,835       703,822
                                                                                -----------   ------------  -----------
     Cash flows from investing activities:
         Investment in real estate                                                       0       (19,772)     (102,122)
                                                                                -----------   ------------  -----------
     Cash flows from financing activities:
         Contributions from joint venture partners                                       0             0       154,996
         Distributions to joint venture partners                                  (746,481)     (719,447)     (667,299)
                                                                                -----------   ------------  -----------
                      Net cash used in financing activities                       (746,481)     (719,447)     (512,303)
                                                                                -----------   ------------  -----------
     Net (decrease) increase in cash and cash equivalents                         (101,360)     (119,384)       89,397
     Cash and cash equivalents, beginning of year                                  189,404       308,788       219,391
                                                                                -----------   ------------  -----------
     Cash and cash equivalents, end of year                                      $  88,044     $ 189,404     $ 308,788
                                                                                ===========   ============  ===========
     Supplemental disclosure of noncash activities:

         Deferred project costs contributed to joint venture                     $       0     $       0     $   3,653
                                                                                ===========   ============  ===========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                                   2000           1999           1998
                                                                                ------------  -------------  ------------
     Financial statement net income (loss)                                      $   502,126    $   371,178     $  93,162
     Increase (decrease) in net income (loss) resulting from:
         Depreciation expense for financial reporting purposes in excess
            of amounts for income tax purposes                                      599,379        625,223       627,502
         Expenses deductible when paid for income tax purposes, accrued
            for financial reporting purposes                                         24,106         20,482        30,541
         Rental income recognized for income tax purposes (less than) in
            excess of amounts for financial reporting purposes                        2,085         (6,205)       26,495
         Loss on retirement of fixed assets for income tax purposes                       0              0             0
         Involuntary conversion of fixed assets for income tax purposes                   0              0             0
         Meals and entertainment                                                        671            935            83
                                                                                ------------  -------------  ------------
     Income tax basis net income                                                 $1,128,367     $1,011,613      $777,783
                                                                                ============  =============  ============

     The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:


                                                                             2000             1999             1998
                                                                        --------------   --------------   --------------
     Financial statement partners' capital                                $19,307,522      $20,722,383      $22,044,258
     Increase (decrease) in partners' capital resulting from:
         Depreciation expense for financial reporting purposes in
            excess of amounts for income tax purposes                       3,019,786        2,420,407        1,795,184
         Joint venture change in ownership                                    (28,326)         (28,326)         (28,326)
         Accumulated expenses deductible when paid for income tax
            purposes, accrued for financial reporting purposes                552,791          528,685          508,203
         Accumulated rental income accrued for financial
            reporting purposes in excess of amounts for income
            tax purposes                                                     (102,622)        (104,707)         (98,502)
         Partnership distributions payable                                    483,158          483,167          337,178
         Other                                                                (40,137)         (40,808)         (41,743)
                                                                        --------------   --------------   --------------
     Income tax basis partners' capital                                   $23,192,172      $23,980,801      $24,516,252
                                                                        ==============   ==============   ==============


5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

            Year ended December 31:
                2001                                       $2,346,004
                2002                                        1,274,031
                2003                                          654,483
                2004                                          472,951
                2005                                          406,801
            Thereafter                                      1,782,939
                                                          ------------
                                                           $6,937,209
                                                          ============

     Three tenants contributed approximately 29%, 27%, and 10% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 2000. In addition, two tenants will contribute approximately 45% and 18% of future minimum rental income.

     The future minimum rental income due Fund II and II-OW for the First Union Property under noncancelable operating leases at December 31, 2000 is as follows:

            Year ended December 31:
                     2001                                  $  281,357

     One tenant at the First Union Property contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income during 2001. The lease for this tenant expires on April 30, 2001. Management is currently negotiating with prospective tenants to lease 100% of the space at this property effective May 1, 2001.

     The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                              $1,105,038
                     2002                                 842,503
                     2003                                 463,520
                     2004                                 206,361
                     2005                                 122,848
                 Thereafter                               344,503
                                                      ------------
                                                       $3,084,773
                                                      ============

     One tenant contributed 10% of rental income for the year ended December 31, 2000 and will contribute approximately 19% of future minimum rental income.

     The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                              $   951,376
                     2002                                  908,795
                     2003                                  819,757
                     2004                                  689,164
                     2005                                  653,219
                 Thereafter                              3,159,986
                                                     --------------
                                                       $ 7,182,297
                                                     ==============

     One tenant contributed approximately 61% of rental income for the year ended December 31, 2000 and will contribute approximately 84% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                              $1,488,000
                     2002                                 620,000
                                                      ------------
                                                       $2,108,000
                                                      ============

     One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                              $249,550
                     2002                                25,995
                                                      ----------
                                                       $275,545
                                                      ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                     $   816,533
                     2002                         539,270
                     2003                         255,097
                     2004                         219,319
                     2005                         127,850
                 Thereafter                        21,308
                                             -------------
                                              $ 1,979,377
                                             =============

     Three tenants contributed approximately 15%, 14%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 33%, 13%, 13%, and 11% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                          2000 Quarters Ended
                                                       --------------------------------------------------------------
                                                           March 31      June 30       September 30       December 31
                                                       --------------- ------------   --------------    -------------

     Revenues                                             $153,976     $130,362         $104,354          $113,434
     Net income                                            153,976      130,362          104,354           113,434
     Net income allocated to Class A limited
       partners                                            153,976      130,362          104,354           113,434
     Net income per Class A limited partner unit
       outstanding                                        $   1.42     $   1.20         $   0.96          $   1.04
     Cash distribution per Class A limited partner
       unit outstanding                                       4.38         4.53             4.37              4.38

                                                                               1999 Quarters Ended
                                                         -------------------------------------------------------------
                                                           March 31       June 30      September 30       December 31
                                                         ------------   -----------  ---------------    --------------
     Revenues                                                $63,383      $72,086         $147,215          $88,494
     Net income                                               63,383       72,086          147,215           88,494
     Net income allocated to Class A limited
         partners                                             63,383       72,086          147,215           88,494
     Net income per Class A limited partner unit
         outstanding                                           $0.58        $0.67            $1.35            $0.82
     Cash distribution per Class A limited partner
         unit outstanding                                       3.72         3.43             4.06             4.38

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW, and
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of THE ATRIUM BUILDING as of December 31, 2000 and 1999 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atrium Building as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                              THE ATRIUM BUILDING


                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                     ASSETS

                                                                                         2000             1999
                                                                                   --------------- ----------------
REAL ESTATE ASSETS:
 Land                                                                                 $1,504,743       $1,504,743
 Building and improvements, less accumulated depreciation of
  $7,113,487 in 2000 and $6,301,681 in 1999                                            6,274,702        7,093,742
                                                                                   --------------- ----------------

       Total real estate assets                                                        7,779,445        8,598,485

CASH AND CASH EQUIVALENTS                                                                240,314           89,170

ACCOUNTS RECEIVABLE                                                                       23,202           30,018

PREPAID AND OTHER ASSETS, net                                                            123,399          213,143
                                                                                   --------------- ----------------
       Total assets                                                                   $8,166,360       $8,930,816
                                                                                   =============== ================

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Distributions payable to partners                                                    $  149,227       $  101,012
 Accounts payable                                                                        104,321            1,801
                                                                                   --------------- ----------------
       Total liabilities                                                                 253,548          102,813
                                                                                   --------------- ----------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                             4,631,085        5,162,262
 Wells Real Estate Fund II-OW                                                            423,642          453,477
 Wells Real Estate Fund III, L.P.                                                      2,858,085        3,212,264
                                                                                   --------------- ----------------
       Total partners' capital                                                         7,912,812        8,828,003
                                                                                   --------------- ----------------
       Total liabilities and partners' capital                                        $8,166,360       $8,930,816
                                                                                   =============== ================

      The accompanying notes are an integral part of these balance sheets.

                              THE ATRIUM BUILDING

                               STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                          2000             1999             1998
                                                                     ------------     -------------     -------------
REVENUES:
 Rental income                                                        $1,468,784        $1,470,144        $1,470,144
                                                                     ------------     -------------     -------------
EXPENSES:
 Depreciation                                                            877,240           867,719           866,778
 Operating costs, net of reimbursements                                  738,585           711,346           697,365
 Management and leasing fees                                             185,035           179,762           186,102
 Legal and accounting                                                      5,250             5,250             3,310
                                                                       1,806,110         1,764,077         1,753,555
                                                                     ------------     -------------     -------------
NET LOSS                                                              $ (337,326)       $ (293,933)       $ (283,411)
                                                                     ============     =============     =============
NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II                       $ (195,784)       $ (170,613)       $ (164,506)
                                                                     ============     =============     =============
NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II-OW                    $  (10,997)       $   (9,568)       $   (9,225)
                                                                     ============     =============     =============
NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND III, L.P.                $ (130,545)       $ (113,752)       $ (109,680)
                                                                     ============     =============     =============

        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                                         Wells Real
                                                    Wells Real        Wells Real           Estate             Total
                                                      Estate            Estate            Fund III,         Partners'
                                                     Fund II          Fund II-OW             L.P.            Capital
                                                -----------------  ----------------   -----------------  ----------------
BALANCE, December 31, 1997                          $6,246,662           $514,288        $3,935,260         $10,696,210

 Net loss                                             (164,506)            (9,225)         (109,680)           (283,411)
 Distributions                                        (384,212)           (21,546)         (256,164)           (661,922)
                                                -----------------  ----------------   -----------------  ----------------
BALANCE, December 31, 1998                           5,697,944            483,517         3,569,416           9,750,877

 Net loss                                             (170,613)            (9,568)         (113,752)           (293,933)
 Distributions                                        (365,069)           (20,472)         (243,400)           (628,941)
                                                -----------------  ----------------   -----------------  ----------------
BALANCE, December 31, 1999                           5,162,262            453,477         3,212,264           8,828,003
                                                -----------------  ----------------   -----------------  ----------------

 Net loss                                             (195,784)           (10,997)         (130,545)           (337,326)
 Distributions                                        (335,393)           (18,839)         (223,633)           (577,865)
                                                -----------------  ----------------   -----------------  ----------------
BALANCE, December 31, 2000                          $4,631,085           $423,641        $2,858,086         $ 7,912,812
                                                =================  ================   =================  ================

        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                                                2000             1999             1998
                                                                            ------------     -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $ (337,326)       $(293,933)       $(283,411)
                                                                            ------------     -------------     -----------
 Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                              877,240          867,719          866,778
     Changes in assets and liabilities:
       Accounts receivable                                                       6,816          (11,904)             836
       Prepaid expenses and other assets, net                                   89,744           89,745           89,745
       Accounts payable                                                        102,520           (2,786)        (146,779)
       Due to affiliates                                                             0                0           (3,829)
                                                                            ------------     -------------     -----------
         Total adjustments                                                   1,076,320          942,774          806,751
                                                                            ------------     -------------     -----------
         Net cash provided by operating activities                             738,994          648,841          523,340
                                                                            ------------     -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate assets                                              (58,200)         (23,400)               0
                                                                            ------------     -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                               (529,650)        (665,153)        (675,743)
                                                                            ------------     -------------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           151,144          (39,712)        (152,403)

CASH AND CASH EQUIVALENTS, beginning of year                                    89,170          128,882          281,285
                                                                            ------------     -------------     -----------
CASH AND CASH EQUIVALENTS, end of year                                      $  240,314        $  89,170        $ 128,882
                                                                            ============     =============     ===========

        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Atrium Building ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 58% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 39% of Atrium at December 31, 2000. Allocation of net loss and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                        2001                          $1,488,000
                        2002                             620,000
                                                      ----------
                                                      $2,108,000
                                                      ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above. This tenant has the option to renew an additional five-year lease term upon the expiration of the current lease during 2002.

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

     Atrium incurred management and leasing fees of $95,290, $90,018, and $186,102, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Atrium or its partners. In the normal course of business, Atrium or its partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of THE FIRST UNION PROPERTY as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Union Property as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                            THE FIRST UNION PROPERTY

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                     ASSETS

                                                                                          2000             1999
                                                                                    ---------------  ---------------
REAL ESTATE ASSETS:
 Land                                                                                 $1,367,856       $1,367,856
 Building and improvements, less accumulated depreciation of
  $3,359,119 in 2000 and $2,991,452 in 1999                                            4,411,999        4,779,666
                                                                                    ---------------  ---------------
       Total real estate assets                                                        5,779,855        6,147,522

CASH AND CASH EQUIVALENTS                                                                140,391          193,979

ACCOUNTS RECEIVABLE                                                                            0            2,149

PREPAID EXPENSES AND OTHER ASSETS                                                          6,118           24,473
                                                                                    ---------------  ---------------
       Total assets                                                                   $5,926,364       $6,368,123
                                                                                    ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accrued payables                                                                     $      625       $        0
 Distributions payable to partners                                                       139,764          196,127
                                                                                    ---------------  ---------------
       Total liabilities                                                                 140,389          196,127
                                                                                    ---------------  ---------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                             5,493,579        5,859,102
 Wells Real Estate Fund II-OW                                                            292,396          312,894
                                                                                    ---------------  ---------------
       Total partners' capital                                                         5,785,975        6,171,996
                                                                                    ---------------  ---------------
       Total liabilities and partners' capital                                        $5,926,364       $6,368,123
                                                                                    ===============  ===============

      The accompanying notes are an integral part of these balance sheets.

                            THE FIRST UNION PROPERTY

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                                               2000            1999            1998
                                                                            -----------    -----------    ------------
REVENUES:
 Rental income                                                               $844,071        $717,676        $458,867
                                                                            -----------    -----------    ------------
EXPENSES:
 Depreciation                                                                 367,667         367,667         367,667
 Legal and accounting                                                           3,375           3,375           4,050
 Management and leasing fees                                                   69,128          61,295          45,887
 Operating costs                                                               12,730          13,797          10,878
 Computer costs                                                                     0             625               0
                                                                            -----------    -----------    ------------
                                                                              452,900         446,759         428,482
                                                                            -----------    -----------    ------------
NET INCOME                                                                   $391,171        $270,917        $ 30,385
                                                                            ===========    ===========    ============
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                            $370,400        $256,531        $ 28,772
                                                                            ===========    ===========    ============
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW                         $ 20,771        $ 14,386        $  1,613
                                                                            ===========    ===========    ============

        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                     Wells Real        Wells Real          Total
                                                                       Estate            Estate          Partners'
                                                                      Fund II          Fund II-OW         Capital
                                                                  ----------------  ----------------  ----------------
BALANCE, December 31, 1997                                            $6,657,813          $357,684        $7,015,497

 Net income                                                               28,772             1,613            30,385
 Distributions                                                          (442,449)          (24,812)         (467,261)
                                                                  ----------------  ----------------  ----------------
BALANCE, December 31, 1998                                             6,244,136           334,485         6,578,621

 Net income                                                              256,531            14,386           270,917
 Distributions                                                          (641,565)          (35,977)         (677,542)
                                                                  ----------------  ----------------  ----------------
BALANCE, December 31, 1999                                             5,859,102           312,894         6,171,996

 Net income                                                              370,400            20,771           391,171
 Distributions                                                          (735,923)          (41,269)         (777,192)
                                                                  ----------------  ----------------  ----------------
BALANCE, December 31, 2000                                            $5,493,579          $292,396        $5,785,975
                                                                  ================  ================  ================

        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                                2000              1999              1998
                                                                          ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $ 391,171         $ 270,917         $  30,385
                                                                          ----------------  ----------------  ----------------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              367,667           367,667           367,667
     Changes in assets and liabilities:
       Accounts receivable                                                       2,149            21,035            61,024
       Prepaid expenses and other assets                                        18,355            18,355            18,355
       Accrued payables                                                            625                 0                 0
       Due to affiliate                                                              0            (1,315)           (3,246)
                                                                          ----------------  ----------------  ----------------
         Total adjustments                                                     388,796           405,742           443,800
                                                                          ----------------  ----------------  ----------------
         Net cash provided by operating activities                             779,967           676,659           474,185

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                               (833,555)         (599,540)         (460,563)
                                                                          ----------------  ----------------  ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (53,588)           77,119            13,622

CASH AND CASH EQUIVALENTS, beginning of year                                   193,979           116,860           103,238
                                                                          ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of year                                       $ 140,391         $ 193,979         $ 116,860
                                                                          ================  ================  ================

        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The First Union Property ("First Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and Fund II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and Fund II-OW and Fund II-OW owns 5% of Fund II and Fund II-OW at December 31, 2000. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of First Union as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due to First Union under noncancelable operating leases at December 31, 2000 is as follows:

               Year ended December 31:
                        2001                          $281,357

     One tenant at First Union contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above. The lease for this tenant expires on April 30, 2001. Management is currently negotiating with prospective tenants to lease 100% of the space at this property effective May 1, 2001.

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

     First Union incurred management and leasing fees and lease acquisition costs of $50,773, $61,295, and $45,887, respectively, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

Exhibit
Number         Description of Document
-------        -----------------------

*4 First Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II (Registration Statement of Wells Real Estate Fund II, Exhibit B to the Prospectus, File No. 33-7395)

*10(a) Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(b) Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(c) Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(d) Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(e) Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(f) Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g) Fund II - Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(h) Lease with IBM dated March 17, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(i) Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(j) Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(k) First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(l)         Leases with Lockheed Engineering and Sciences Company, Inc.
               (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(m) Cost Sharing Agreement between Registrant Wells Fund II-OW and the Fund II - Fund II-OW Joint Venture dated January 1, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(n) Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(o) Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(p) Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(q) Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(r) Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(s) Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10(t) Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(u) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(v) First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(w) Custodial Agency Agreement between Wells Real Estate Fund II and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1995, File No. 0-16518)

*10(x) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1995, File No. 0-16518)

10(y) Amendment to First Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II dated January 1, 2000 (filed herewith)