Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND II
filed 2001-05-11
CIK 797544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2001                 or
                               -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________

Commission file number                         0-16518
                       --------------------------------------------------------

                           WELLS REAL ESTATE FUND II
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Georgia                                   58-1678709
-------------------------------------------------     -------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                     organization)                       Identification Number)

    6200 The Corners Pkwy., Norcross, Georgia                     30092
-------------------------------------------------      ------------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                       ------------------------

_______________________________________________________________________________
            (Former name, former address, and former fiscal year,
                         if changcd since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No ____
             -----

                                    FORM 10-Q

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                          Page No.
                                                                                         ----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets--March 31, 2001 and December 31, 2000                                  3

          Statements of Income for the Three Months Ended March 31, 2001
               and 2000                                                                         4

          Statements of Partners' Capital for the Year Ended December 31, 2000 and
               the Three Months Ended March 31, 2001                                            5

          Statements of Cash Flows for the Three Months Ended March 31, 2001 and
               2000                                                                             6

          Condensed Notes to Financial Statements                                               7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                           11

PART II.  OTHER INFORMATION                                                                    19

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                 ---------------   ---------------
ASSETS:
    Investment in joint venture (Note 2)                                            $18,976,337        $19,280,727
    Cash and cash equivalents                                                            43,798             47,521
    Due from affiliate                                                                  510,216            468,016
                                                                                 --------------    ---------------
              Total assets                                                          $19,530,351        $19,796,264
                                                                                 ==============    ===============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                             $     8,416        $     5,584
       Partnership distributions payable                                                483,204            483,158
                                                                                 --------------    ---------------
              Total liabilities                                                         491,620            488,742
                                                                                 --------------    ---------------
    Partners' capital:
       Limited partners:
           Class A--108,572 units                                                    19,038,731         19,307,522
           Class B--30,221 units                                                              0                  0
                                                                                  -------------    ---------------
              Total partners' capital                                                19,038,731         19,307,522
                                                                                  -------------    ---------------
              Total liabilities and partners' capital                               $19,530,351        $19,796,264
                                                                                  =============    ===============

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                            Three Months Ended
                                                                                     -----------------------------
                                                                                         March 31,       March 31,
                                                                                           2001            2000
                                                                                     --------------  -------------
REVENUES:
    Equity in income of joint ventures (Note 2)                                            $205,826       $153,938
    Interest income                                                                             442             38
                                                                                     --------------  -------------
NET INCOME                                                                                 $206,268       $153,976
                                                                                     ==============  =============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                           $206,268       $153,976
                                                                                     ==============  =============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                             $   0.00       $   0.00
                                                                                     ==============  =============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                                                $   1.90       $   1.42
                                                                                     ==============  =============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                                  $   0.00       $   0.00
                                                                                     ==============  =============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                         $   4.38       $   4.38
                                                                                     ==============  =============

           See accompanying condensed notes to financial tatements.

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND THE THREE MONTHS ENDED MARCH 31, 2001


                                                    Limited Partners
                                      --------------------------------------------
                                            Class A                   Class B                           Total
                                      ------------------------  ------------------      General        Partners'
                                        Units       Amounts     Units      Amounts      Partners       Capital
                                      --------   -------------  -------   --------     ----------   --------------
BALANCE, December 31, 1999             108,572     $20,722,383   30,221   $      0     $        0      $20,722,383

    Net income                               0         502,126        0          0              0          502,126
    Partnership distributions                0      (1,916,987)       0          0              0       (1,916,987)
                                      --------   -------------  -------   --------     ----------   --------------
BALANCE, December 31, 2000             108,572      19,307,522   30,221          0              0       19,307,522

    Net income                               0         206,268        0          0              0          206,268
    Partnership distributions                0        (475,059)       0          0              0         (475,059)
                                      --------   -------------  -------   --------     ----------   --------------
BALANCE, March 31, 2001                108,572     $19,038,731   30,221   $      0     $        0      $19,038,731
                                      ========   =============  =======   ========     ==========   ==============

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                        March 31,      March 31,
                                                                                          2001           2000
                                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $   206,268     $    153,976
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint ventures                                           (205,826)        (153,938)
           Changes in assets and liabilities:
              Accounts payable                                                             2,832              713
                                                                                    ------------    -------------
                 Net cash provided by operating activities                                 3,274              751
                                                                                    ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           468,016          451,789
                                                                                    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership distributions paid                                                      (475,013)        (475,025)
                                                                                    ------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (3,723)         (22,485)

CASH AND CASH EQUIVALENTS, beginning of year                                              47,521           90,558
                                                                                    ------------    -------------
CASH AND CASH EQUIVALENTS, end of period                                             $    43,798     $     68,073
                                                                                    ============    =============

           See accompanying condensed notes to financial statements.

                            WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. serving as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

     The Partnership owns interests in properties through its ownership in the following joint ventures with other Wells Real Estate Funds: (i) a joint venture between the Partnership and Wells Real Estate Fund II-OW (the "Fund II-Fund II-OW Joint Venture"), (ii) a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Associates"), (iii) a joint venture among Fund II-Fund III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Associates"), (iv) a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I (the "Tucker Joint Venture"), and (v) a joint venture among Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"), (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"), (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road Property "), (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker Property") , and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

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

  2. INVESTMENTS IN JOINT VENTURES

     The Partnership owned interests in six properties as of March 31, 2001 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded using the equity method.

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through the Fund II-Fund II-OW Joint Venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of March 31, 2001, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%.

Following are the financial statements for Fund II-Fund II-OW:

                               FUND II-FUND II-OW

                            (A Georgia Joint Venture)

                                 BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                       2001               2000
                                                                                  -------------       ------------
ASSETS:
    Real estate, at cost:
       Land                                                                        $  1,367,856       $  1,367,856
       Building and improvements, less accumulated depreciation of
           $3,451,036 in 2001 and $3,359,119 in 2000                                  4,320,082          4,411,999
                                                                                  -------------       ------------
              Total real estate assets                                                5,687,938          5,779,855
    Investments in joint ventures                                                    14,351,908         14,576,863
    Cash and cash equivalents                                                           157,614            144,731
    Due from affiliates                                                                 378,131            352,673
    Accounts receivable                                                                  19,725                  0
    Prepaid expenses and other assets                                                     4,782              8,234
                                                                                  -------------       ------------
              Total assets                                                         $ 20,600,098       $ 20,862,356
                                                                                  =============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable and accrued expenses                                       $     19,724       $      5,089
       Partnership distributions payable                                                538,828            494,260
                                                                                  -------------       ------------
              Total liabilities                                                         558,552            499,349
                                                                                  -------------       ------------
    Partners' capital:
       Wells Real Estate Fund II                                                     18,976,337         19,280,727
       Wells Real Estate Fund II-OW                                                   1,065,209          1,082,280
                                                                                  -------------       ------------
              Total partners' capital                                                20,041,546         20,363,007
                                                                                  -------------       ------------
              Total liabilities and partners' capital                              $ 20,600,098       $ 20,862,356
                                                                                  =============       ============

           See accompanying condensed notes to financial statements.

                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)

                             STATEMENTS OF INCOME

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,       March 31,
                                                                                          2001            2000
                                                                                     -------------   -------------
REVENUES:
   Rental income                                                                          $211,018        $211,018
   Equity in income of joint ventures                                                      153,176         103,045
   Interest income                                                                           2,495             138
                                                                                     -------------   -------------
                                                                                           366,689         314,201
                                                                                     -------------   -------------
EXPENSES:
   Management and leasing fees                                                              12,796          12,790
   Lease acquisition costs                                                                   4,588           4,589
   Operating costs--rental property                                                          9,214           3,766
   Depreciation                                                                             91,917          91,917
   Legal and accounting                                                                     17,066          22,607
   Computer costs                                                                            1,200           3,067
   Partnership administration                                                               12,540          12,895
                                                                                     -------------   -------------
                                                                                           149,321         151,631
                                                                                     -------------   -------------
NET INCOME                                                                                $217,368        $162,570
                                                                                     =============   =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                                         $205,826        $153,938
                                                                                     =============   =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW                                      $ 11,542        $  8,632
                                                                                     =============   =============

           See accompanying condensed notes to financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2001, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.0% occupied, as compared to 97.4% occupied as of March 31, 2000.

     Gross revenues and net income of the Partnership increased to $206,268 for the three months ended March 31, 2001 from $153,976 for the three months ended March 31, 2000 due to an increase in equity in income of joint ventures resulting from rental renewal rates at the Cherokee Property, as well as increased common area maintenance billings to tenants at the Atrium Property.

     The Partnership's net cash provided by operating activities increased due to an increased in accounts payable. Net cash provided by investing activities increased to $468,016 for 2001 from $451,789 in 2000, primarily due to increased distributions received from joint ventures as a result of additional earnings explained above. The Fund anticipates receiving less distributions in the following three quarters due to the vacancy at the First Union Property occurring in April 2001. The management team is currently working on leasing this space.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership at March 31, 2001 and December 31, 2000 were $510,216 and $468,016, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the first quarter of 2001 and 2000 in the amount of $4.38 per Unit. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     The Partnership recently made the decision to begin selling its properties. As previous reported, four properties have been identified as sales candidates. However, based on current market conditions, the Partnership decided to temporarily postpone active marketing efforts for two properties. The management team anticipates renewing the marketing efforts by the end of 2001. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

           First Union at Charlotte/Fund II-Fund II-OW Joint Venture


                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,       March 31,
                                                                                          2001            2000
                                                                                     -------------   -------------
Revenues:
   Rental income                                                                          $211,018        $211,018
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                             91,917          91,917
   Management and leasing expenses                                                          17,384          17,379
   Other operating expenses                                                                  9,050           3,627
                                                                                     -------------   -------------
                                                                                           118,351         112,923
                                                                                     -------------   -------------
Net income                                                                                $ 92,667        $ 98,095
                                                                                     -------------   -------------

Occupied percentage                                                                          100.0%          100.0%
                                                                                     =============   =============

Partnership's ownership percentage                                                            94.7%           94.7%
                                                                                     =============   =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                               $189,172        $194,600
                                                                                     =============   =============

Net income generated to the Fund II-Fund II-OW Joint Venture*                             $ 92,667        $ 98,095
                                                                                     =============   =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income, depreciation expenses, and management and leasing fees remained relatively stable in 2001, as compared to 2000, due to the stable occupancy. Other operating expenses increased in 2001, as compared to 2000, due to increased accounting fees and legal fees.

The building's lease expires on April 30, 2001 and the tenant plans to vacant the property. The management team currently is working on leasing the space.

            Boeing at the Atrium/Fund II and Fund III Joint Venture

                                                                                           Three Months Ended
                                                                                    ------------------------------
                                                                                       March 31,        March 31,
                                                                                         2001             2000
                                                                                    -------------    -------------
Revenues:
   Rental income                                                                         $367,536         $367,536
                                                                                    -------------    -------------
Expenses:
   Depreciation                                                                           196,077          216,930
   Management and leasing expenses                                                         46,378           45,060
   Other operating expenses, net of reimbursement                                         119,575          150,182
                                                                                    -------------    -------------
                                                                                          362,030          412,172
                                                                                    -------------    -------------
Net income (loss)                                                                        $  5,506         $(44,636)
                                                                                    =============    =============

Occupied percentage                                                                           100%             100%
                                                                                    =============    =============

Partnership's ownership percentage                                                             58%              58%
                                                                                    =============    =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                              $139,896         $ 86,980
                                                                                    =============    =============

Net income (loss) allocated to the Fund II-Fund II-OW Joint Venture*                     $  3,375         $(27,356)
                                                                                    =============    =============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable in 2001, as compared to 2000, due to the stable occupancy. Depreciation expense decreased due to furniture and fixtures reaching full depreciation this year. Other operating expenses decreased due to an increase in common area maintenance billings to tenants. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

Cash distributions to the Fund II-Fund II-OW Joint Venture were lower in 2000, as a result of withholding distributions in order to fund capital expenditures for the property's exterior caulking and coating during the first quarter of 2000 of approximately $50,000.

            The Brookwood Grill/Fund II and Fund III Joint Venture


                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                      March 31,         March 31,
                                                                                         2001              2000
                                                                                    -------------    -------------
Revenues:
   Rental income                                                                          $56,238          $56,187
   Equity in income of joint venture                                                        6,934           16,903
                                                                                    -------------    -------------
                                                                                           63,172           73,090
                                                                                    -------------    -------------
Expenses:
   Depreciation                                                                            13,504           13,503
   Management and leasing expenses                                                          8,168            6,704
   Other operating expenses, net of reimbursement                                          (1,179)          10,092
                                                                                    -------------    -------------
                                                                                           20,493           30,299
                                                                                    -------------    -------------
Net income                                                                                $42,679          $42,791
                                                                                    =============    =============

Occupied percentage                                                                           100%             100%
                                                                                    =============    =============

Partnership's ownership percentage                                                             59%              59%
                                                                                    =============    =============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                               $58,518          $57,710
                                                                                    =============    =============

Net income allocated to the Fund II-Fund II-OW Joint Venture*                             $26,610          $26,680
                                                                                    =============    =============

* The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Total revenues decreased due to a decrease in equity in income of joint ventures resulting from establishing a reserve for uncollectable accounts receivable at the Holcomb Bridge Property.

Other operating expenses decreased due to an increase in property tax reimbursements. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

Based on current market conditions and other factors, the Partnership decided to temporarily postpone active marketing efforts for the Brookwood Grill Property. Management anticipates renewing the marketing efforts by the end of 2001.

          Holcomb Bridge Road/Fund II, III, VI, and VII Joint Venture

                                                                                           Three Months Ended
                                                                                       ---------------------------
                                                                                         March 31,       March 31,
                                                                                           2001            2000
                                                                                        ----------      ----------
Revenues:
   Rental income                                                                          $210,378        $222,157
                                                                                        ----------      ----------
Expenses:
   Depreciation                                                                             78,566         104,130
   Management and leasing expenses                                                          27,664          30,586
   Other operating expenses, net of reimbursement                                           75,341          17,218
                                                                                        ----------      ----------
                                                                                           181,571         151,934
                                                                                        ----------      ----------
Net income                                                                                $ 28,807        $ 70,223
                                                                                        ==========      ==========

Occupied percentage                                                                             92%            100%
                                                                                        ==========      ==========

Partnership's ownership percentage                                                            14.2%           14.2%
                                                                                        ==========      ==========

Cash distributions to the Fund II-Fund III Joint Venture*                                 $ 37,385        $ 45,947
                                                                                        ==========      ==========

Net income allocated to the Fund II-Fund III Joint Venture*                               $  6,934        $ 16,903
                                                                                        ==========      ==========

*The Partnership holds a 59.1% ownership in the Fund II-Fund III Joint Venture.

Rental income, management and leasing fees, and cash distribution to partners decreased in 2001, as compared to 2000, due to decreased occupancy at the property.

Depreciation expense decreased in 2001, as compared to 2000, as certain tenant improvement became full depreciation at the end of 2000. Other operating expenses increased due to increased accountings fees and a reserve established for doubtful accounts receivable of approximately $56,000.

Based on current market conditions and other factors, the Partnership decided to temporarily postpone active marketing efforts for the Holcomb Bridge Property. Management anticipates renewing the marketing efforts by the end of 2001.

        Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                        March 31,      March 31,
                                                                                           2001           2000
                                                                                    --------------  --------------
Revenues:
   Rental income                                                                          $337,369        $337,144
   Interest income                                                                             109             142
                                                                                    --------------  --------------
                                                                                           337,478         337,286
                                                                                    --------------  --------------
Expenses:
   Depreciation                                                                            117,190         122,336
   Management and leasing expenses                                                          34,787          28,578
   Other operating expenses, net of reimbursement                                          125,849         129,039
                                                                                    --------------  --------------
                                                                                           277,826         279,953
                                                                                    --------------  --------------
Net income                                                                                $ 59,652        $ 57,333
                                                                                    ==============  ==============

Occupied percentage                                                                             86%             88%
                                                                                    ==============  ==============

Partnership's ownership percentage                                                            42.5%           42.5%
                                                                                    ==============  ==============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                               $ 23,978        $ 34,763
                                                                                    ==============  ==============

Net income allocated to the Fund II-Fund II-OW Joint Venture*                             $ 26,790        $ 25,743
                                                                                    ==============  ==============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income and net income remained stable. Depreciation expenses decreased in 2001, as compared to 2000, primarily due to assets reaching full depreciation in 2000. Management and leasing expenses increased in 2001, as compared to 2000, due to increased renewal fees.

Cash distributions decreased as a result of withholding operating cash flows in order to fund capital improvements for the replacement of the air conditioning system during the first quarter of 2001.

This property is currently being marketed for sale by The Dryman Team. The management team is considering separating the retail portion for this property from the office portion creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                                           Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,        March 31,
                                                                                         2001             2000
                                                                                     -------------    ------------
Revenues:
   Rental income                                                                          $253,584        $242,861
   Interest income                                                                           3,424               7
                                                                                     -------------    ------------
                                                                                           257,008         242,868
                                                                                     -------------    ------------
Expenses:
   Depreciation                                                                            109,049         110,562
   Management and leasing expenses                                                          24,680          16,355
   Other operating expenses, net of reimbursement                                          (53,405)        (26,968)
                                                                                     -------------    ------------
                                                                                            80,324          99,949
                                                                                     -------------    ------------
Net income                                                                                $176,684        $142,919
                                                                                     =============    ============

Occupied percentage                                                                             98%             97%
                                                                                     =============    ============

Partnership's ownership percentage                                                            51.7%           51.7%
                                                                                     =============    ============

Cash distributions to the Fund II-Fund II-OW Joint Venture*                               $155,739        $140,365
                                                                                     =============    ============

Net income allocated to the Fund II-Fund II-OW Joint Venture*                             $ 96,401        $ 77,978
                                                                                     =============    ============

*The Partnership holds a 95% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for 2001, as compared to 2000, due to increased rental rates. Management and leasing expenses increased in 2001, as compared to 2000, due to increased leasing commissions incurred as new tenants were acquired during 2001.

Other operating expenses were negative for 2001 and 2000 due to adjustments for additional common area maintenance reimbursement estimates in 2001. Tenants are billed an estimated amount for the current year's common area maintenance reimbursements, which are reconciled in the following year, and the difference is billed or credited to the tenants.

The property is currently being actively marketed for sale to prospective investors throughout the country by CB Richard Ellis. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II
                                   (Registrant)
Dated: May 10, 2001           By:  /s/ Leo F. Wells, III
                                   ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President
                                   and Chief Financial Officer
                                   of Wells Capital, Inc.,
                                   the Corporate General Partner