Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND II
filed 2001-08-10
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                             June 30, 2001                             or
                                -----------------------------------------------------------------

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                               to
                                -----------------------------------------         -----------------------------------------

Commission file number                                          0-16518
                               --------------------------------------------------------------------------------------------

                                                     WELLS REAL ESTATE FUND II
---------------------------------------------------------------------------------------------------------------------------
                                    (Exact name of registrant as specified in its charter)

                         Georgia                                                              58-1678709
-------------------------------------------------------------    -----------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)


6200 The Corners Parkway, Suite 250, Norcross, Georgia                                             30092
-------------------------------------------------------------    -----------------------------------------------------------
         (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code                                           (770) 449-7800
                                                     -----------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                     (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X
       Yes  _________        No  __________

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets--June 30, 2001 and December 31, 2000                                         3

          Statements of Income for the Three Months and Six Months Ended June 30, 2001 and
             2000                                                                                     4

          Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six
             Months Ended June 30, 2001                                                               5

          Statements of Cash Flows for the Six Months Ended June 30, 2001
             and 2000                                                                                 6

          Condensed Notes to Financial Statements                                                     7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                           10

PART II.  OTHER INFORMATION                                                                          12

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS




                                                                         June 30,         December 31,
                                                                          2001                2000
                                                                       -----------      ---------------
ASSETS:
  Investment in joint venture (Note 2)                                 $18,714,018        $19,280,727
  Cash and cash equivalents                                                 69,845             47,334
  Due from affiliate                                                       262,514            468,016
  Prepaid expenses and other assets                                          1,161                187
                                                                       -----------        -----------
        Total assets                                                   $19,047,538        $19,796,264
                                                                       ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Accounts payable                                                  $         0        $     5,584
     Partnership distributions payable                                     245,625            483,158
                                                                       -----------        -----------
           Total liabilities                                               245,625            488,742
                                                                       -----------        -----------
  Partners' capital:
     Limited partners:
       Class A--108,572 units                                           18,801,913         19,307,522
       Class B--30,221 units                                                     0                  0
                                                                       -----------        -----------
          Total partners' capital                                       18,801,913         19,307,522
                                                                       -----------        -----------
          Total liabilities and partners' capital                      $19,047,538        $19,796,264
                                                                       ===========        ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME



                                                      Three Months Ended               Six Months Ended
                                                    ----------------------           --------------------
                                                      June 30,   June 30,             June 30,    June 30,
                                                       2001       2000                 2001        2000
                                                    ----------  ----------           ---------  ---------
REVENUES:
  Equity in income of joint venture (Note 2)          $   195    $130,169             $206,021    $284,107
  Interest income                                         489         193                  931         231
                                                      -------    --------             --------    --------
                                                          684     130,362              206,952     284,338
                                                      -------    --------             --------    --------
EXPENSES:
  Partnership administration                               19           0                   19           0
                                                      -------    --------             --------    --------
NET INCOME                                            $   665    $130,362             $206,933    $284,338
                                                      =======    ========             ========    ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS      $   665    $130,362             $206,933    $284,338
                                                      =======    ========             ========    ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS        $     0    $      0             $      0    $      0
                                                      =======    ========             ========    ========

NET INCOME PER CLASS A LIMITED PARTNER UNIT           $  0.01    $   1.20             $   1.91    $   2.62
                                                      =======    ========             ========    ========

NET LOSS PER CLASS B LIMITED PARTNER UNIT             $  0.00    $   0.00             $   0.00    $   0.00
                                                      =======    ========             ========    ========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT    $  2.19    $   4.53             $   6.56    $   8.91
                                                      =======    ========             ========    ========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                               Limited Partners                            Total
                                          ----------------------------------------------------------
                                                   Class A                          Class B              Partners'
                                          -----------------------------    -------------------------
                                            Units          Amounts           Units         Amounts        Capital
                                          ---------      --------------    ---------    ------------   ---------------
BALANCE, December 31, 1999                  108,572      $  20,722,383        30,221    $        0      $  20,722,383

  Net income                                      0            502,126             0             0            502,126
  Partnership distributions                       0         (1,916,987)            0             0         (1,916,987)
                                          ---------      --------------    ---------    ------------   ---------------
BALANCE, December 31, 2000                  108,572         19,307,522        30,221             0         19,307,522

  Net income                                      0            206,933             0             0            206,933
  Partnership distributions                       0           (712,542)            0             0           (712,542)
                                          ---------      --------------    ---------    ------------   ---------------
BALANCE, June 30, 2001                      108,572      $  18,801,913        30,221    $        0      $  18,801,913
                                          =========      =============     =========    ============   ===============


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II


                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                          ------------------------------
                                                                             June 30,        June 30,
                                                                               2001            2000
                                                                          -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    206,933    $      284,338
  Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint venture                                        (206,021)         (284,107)
     Changes in assets and liabilities:
       Accounts payable                                                         (5,584)           (2,901)
       Prepaid expenses and other assets                                          (974)                0
                                                                          -------------   --------------
         Net cash used in operating activities                                  (5,646)           (2,670)
                                                                          -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                   978,232           902,369
                                                                          -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                   (950,075)         (950,046)
                                                                          -------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            22,511           (50,347)

CASH AND CASH EQUIVALENTS, beginning of year                                    47,334            90,558
                                                                          -------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                  $     69,845    $       40,211
                                                                          =============   ==============


           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"), owned by the Fund II-Fund II-OW Joint Venture, (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), owned by Fund II-Fund III Associates, (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"), owned by Fund II-Fund III Associates, (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road Property"), owned by Fund II, III, VI, VII Associates, (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker Property"), owned by the Tucker Joint Venture, and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"), owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

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

2. INVESTMENT IN JOINT VENTURE

   The Partnership owned interests in six properties as of June 30, 2001 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded using the equity method.

   Fund II-Fund II-OW Joint Venture

   The Partnership owns all of its properties through the Fund II-Fund II-OW Joint Venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund II-OW"). Wells Fund II-OW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II-OW are substantially identical to those of the Partnership. As of June 30, 2001, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 95%, and the equity interest of Wells Fund II-OW was approximately 5%.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the Fund II-Fund II-OW Joint Venture as of June 30, 2001 and 2000, respectively.

                                                                                        Partnership's Share of
                                               Total Revenues          Net Income             Net Income
                                             ------------------    ------------------   ----------------------
                                             Three Months Ended    Three Months Ended      Three Months Ended
                                             ------------------    ------------------   ----------------------
                                             June 30,  June 30,    June 30,  June 30,     June 30,    June 30,
                                               2001      2000        2001      2000         2001        2000
                                             --------  --------    --------  --------     --------    --------
Fund II-Fund II-OW Joint Venture             $176,178  $295,062    $    206  $137,469     $    195    $130,169
                                             ========  ========    ========  ========     ========    ========

                                                                                        Partnership's Share of
                                               Total Revenues          Net Income              Net Income
                                             ------------------    ------------------   ----------------------
                                              Six Months Ended      Six Months Ended         Six Months Ended
                                             ------------------    ------------------   ----------------------
                                             June 30,  June 30,    June 30,  June 30,     June 30,    June 30,
                                               2001      2000        2001      2000         2001        2000
                                             --------  --------    --------  --------     --------    --------
Fund II-Fund II-OW Joint Venture             $542,867  $609,263    $217,574  $300,039     $206,021    $284,107
                                             ========  ========    ========  ========     ========    ========


  The following information summarizes the operations of the unconsolidated joint ventures in which the Fund II-Fund II-OW Joint Venture had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                            Fund II-Fund II-OW
                                                                                           Joint Venture's Share
                                               Total Revenues            Net Income            of Net Income
                                           ----------------------  ----------------------  ----------------------
                                             Three Months Ended      Three Months Ended    Three Months Ended
                                           ----------------------  ----------------------  ----------------------
                                            June 30,    June 30,     June 30,    June 30,   June 30,     June 30,
                                              2001        2000         2001        2000       2001         2000
                                           ----------  ----------  -----------  ---------  ----------   ---------
Fund II-Fund III Joint Venture             $  425,120  $  422,414  $    (6,622) $ (32,808) $   (3,667)  $ (19,732)
Fund II-III-IV-VII Joint Venture              205,914     222,699       62,363     68,199       9,359      10,235
Tucker Joint Venture                          346,837     351,124       88,067     82,382      39,551      36,998
Fund I-II-IIOW-VI-VII Joint
  Venture                                     253,968     240,232      111,010    103,548      60,568      56,497
                                           ----------  ----------  -----------  ---------  ----------   ---------
                                           $1,231,839  $1,236,469  $   254,818  $ 221,321  $  105,811   $  83,998
                                           ==========  ==========  ===========  =========  ==========   =========

                                                                                            Fund II-Fund II-OW
                                                                                           Joint Venture's Share
                                               Total Revenues            Net Income            of Net Income
                                           ----------------------  ----------------------  ----------------------
                                               Six Months Ended       Six Months Ended        Six Months Ended
                                           ----------------------  ----------------------  ----------------------
                                            June 30,    June 30,     June 30,    June 30,   June 30,     June 30,
                                              2001        2000         2001        2000       2001         2000
                                           ----------  ----------  ----------   ---------  ----------   ---------
Fund II-Fund III Joint Venture             $  852,994  $  846,137  $   34,628   $ (51,556) $   21,995   $ (30,952)
Fund II-III-IV-VII Joint Venture              416,291     444,856      91,170     138,422      13,682      20,774
Tucker Joint Venture                          684,315     688,410     147,720     139,715      66,341      62,746
Fund I-II-IIOW-VI-VII Joint
  Venture                                     510,976     483,100     287,694     246,467     156,969     134,475
                                           ----------  ----------  -----------  ---------  ----------   ---------
                                           $2,464,576  $2,462,503  $  561,212   $ 473,048  $  258,987   $ 187,043
                                           ==========  ==========  ===========  =========  ==========   =========

   SUMMARY OF OPERATIONS


   The following information summarizes the operations of the properties, which are owned by the above joint ventures and significant to the Partnership, for the periods ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of these properties are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                         Partnership's Share of
                                        Total Revenues            Net Income                   Net Income
                                    -----------------------  -----------------------   --------------------------
                                      Three Months Ended       Three Months Ended          Three Months Ended
                                    -----------------------  -----------------------   --------------------------
                                      June 30,    June 30,      June 30,   June 30,      June 30,        June 30,
                                        2001        2000         2001       2000           2001            2000
                                    ---------    ----------   ---------   ----------   ------------    ----------
   First Union at Charlotte         $  70,768    $ 211,064    $ (61,121)  $  97,538    $  (57,875)      $ 92,358
   Boeing at the Atrium               368,822      366,176      (43,965)    (68,983)      (25,498)       (40,041)
                                    ---------    ---------    ---------   ---------    ----------       --------
                                    $ 439,590    $ 577,240    $(105,086)  $  28,555    $  (83,373)      $ 52,317
                                    =========    =========    =========   =========    ==========       ========

                                                                                         Partnership's Share of
                                       Total Revenues               Net Income                 Net Income
                                    -----------------------  -----------------------   --------------------------
                                      Six Months Ended           Six Months Ended           Six Months Ended
                                    -----------------------  -----------------------   --------------------------
                                      June 30,    June 30,      June 30,   June 30,      June 30,        June 30,
                                        2001        2000         2001       2000           2001            2000
                                    ---------    ----------   ---------   ----------   ------------    ----------
   First Union at Charlotte         $  281,550   $  422,220   $  31,546   $ 195,632    $   29,871       $185,244
   Boeing at the Atrium                740,459      733,712     (38,460)   (113,619)      (22,305)       (65,950)
                                    ----------   ----------   ---------   ---------    ----------       --------
                                    $1,022,009   $1,155,932   $  (6,914)  $  82,013    $    7,547       $119,294
                                    ==========   ==========   =========   =========    ==========       ========


3. SUBSEQUENT EVENT

   On August 7, 2001, Fund I, II, II-OW, VI and VII Joint Venture entered into a purchase and sale agreement to sell Cherokee Commons. The contract price exceeds the carrying value of the property. Since the transaction is subject to a due diligence period, there are no assurances that the sale will close.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 69.3% occupied, as compared to 97.4% occupied as of June 30, 2000, primarily due the expiration of First Union's lease on April 30, 2001.

   Gross revenues of the Partnership decreased to $195 for the three months ended June 30, 2001 and $206,952 for the six months ended June 30, 2001 from $130,169 for the three months ended June 30, 2000 and $284,338 for the six months ended June 30, 2000, primarily due to a decrease in equity in income from joint ventures resulting from the expiration of First Union's lease on April 30, 2001, offset by an increase in rental income from increased rental rates at the Cherokee Property, and an adjustment to the common area maintenance billings to the tenant at the Atrium Property. As a result, net income decreased to $206,933 for the six months ended June 30, 2001 as compared to $284,338 for the same period in 2000.

   The Partnership's net cash used in operating activities was $5,646 for the six months ended June 30, 2001, as compared to $2,670 for the six months ended June 30, 2000. Net cash provided by investing activities increased to $978,232 for 2001 from $902,369 in 2000, primarily due to increased distributions received from the Fund II-Fund II-OW Joint Venture as a result of additional revenue from the Cherokee and Atrium properties as explained above. The Fund anticipates receiving less distributions from joint ventures until the First Union Property is leased. The management team is currently working on leasing this space.

   The Partnership declared cash distributions to the Limited Partners holding Class A Units for the six months ended June 30, 2001 in the amount of $6.56 per Class A Unit, as compared to distributions of $8.91 per Class A Unit for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

   The Partnership's distributions paid and payable through the second quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in the Fund II-Fund II-OW Joint Venture. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

   The Partnership recently made the decision to begin selling its properties. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WELLS REAL ESTATE FUND II
                                     (Registrant)
Dated:  August 10, 2001          By: /s/ Leo F. Wells, III
                                     -----------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner, and as President and
                                     Chief Financial Officer
                                     of Wells Capital, Inc., the
                                     Corporate General Partner