Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND II
filed 2001-11-14
CIK 797544

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   September 30, 2001     or
                               ------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ____________________

Commission file number                   0-16518
                       -----------------------------------------------

                           WELLS REAL ESTATE FUND II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Georgia                                       58-1678709
---------------------------------------        ---------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia          30092
------------------------------------------------------      ---------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (770) 449-7800
                                                   -------------------------

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

          Yes   X         No   ________
              -----

                                   FORM 10-Q

                           WELLS REAL ESTATE FUND II

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets-September 30, 2001 and December 31, 2000                                        3

           Statements of (Loss) Income for the Three Months and Nine Months Ended September
              30, 2001 and 2000                                                                           4

           Statements of Partners' Capital for the Nine Months Ended September 30, 2001 and
              the Year Ended December 31, 2000                                                            5

           Statements of Cash Flows for the Nine Months Ended September 30, 2001
              and 2000                                                                                    6

           Condensed Notes to Financial Statements                                                        7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                              10

PART II.   OTHER INFORMATION                                                                             13

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS


                                                                           September 30,      December 31,
                                                                               2001               2000
                                                                           ------------       ------------
ASSETS:
 Investment in joint venture (Note 2)                                      $18,419,950        $19,280,727
 Cash and cash equivalents                                                      35,948             47,334
 Due from affiliate                                                            253,212            468,016
 Prepaid expenses and other assets                                                 552                187
                                                                           -----------        -----------
       Total assets                                                        $18,709,662        $19,796,264
                                                                           ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                        $         0        $     5,584
   Partnership distributions payable                                           194,818            483,158
                                                                           -----------        -----------
       Total liabilities                                                       194,818            488,742
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A-108,572 units                                                  18,514,845         19,307,522
     Class B-30,221 units                                                            0                  0
                                                                           -----------        -----------
       Total partners' capital                                              18,514,845         19,307,522
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $18,709,662        $19,796,264
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                          STATEMENTS OF (LOSS) INCOME


                                                   Three Months Ended                    Nine Months Ended
                                           -----------------------------------  ----------------------------------
                                            September 30,      September 30,     September 30,      September 30,
                                                2001               2000              2001               2000
                                           --------------     ----------------  ---------------    ---------------
 REVENUES:
 Equity in (loss) income of joint
  venture (Note 2)                           $(100,857)          $102,293          $105,164           $386,400
 Interest income                                   467              2,061             1,398              2,292
                                             ---------           --------          --------           --------
                                              (100,390)           104,354           106,562            388,692
                                             ---------           --------          --------           --------
EXPENSES:
 Partnership administration                          0                 10                19                 10
                                             ---------           --------          --------           --------
NET (LOSS) INCOME                            $(100,390)          $104,344          $106,543           $388,682
                                             =========           ========          ========           ========
NET (LOSS) INCOME ALLOCATED TO
 CLASS A LIMITED PARTNERS                    $(100,390)          $104,344          $106,543           $388,682
                                             =========           ========          ========           ========
NET LOSS ALLOCATED TO CLASS B
 LIMITED PARTNERS                            $       0           $      0          $      0           $      0
                                             =========           ========          ========           ========
NET (LOSS) INCOME PER CLASS A
 LIMITED PARTNER UNIT                        $   (0.92)          $   0.96          $   0.98           $   3.58
                                             =========           ========          ========           ========
CASH DISTRIBUTION PER CLASS A
 LIMITED PARTNER UNIT                        $    1.72           $   4.37          $   8.28           $  13.28
                                             =========           ========          ========           ========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                            Limited Partners                              Total
                                          -------------------------------------------------------
                                                   Class A                        Class B               Partners'
                                          ------------------------------------------------------
                                            Units         Amounts           Units       Amounts          Capital
                                          --------      -----------      ----------  -----------     -------------
BALANCE, December 31, 1999                  108,572        $20,722,383        30,221     $     0          $20,722,383

 Net income                                       0            502,126             0           0              502,126
 Partnership distributions                        0         (1,916,987)            0           0           (1,916,987)
                                          ---------        -----------      --------     -------          -----------
BALANCE, December 31, 2000                  108,572         19,307,522        30,221           0           19,307,522

 Net income                                       0            106,543             0           0              106,543
 Partnership distributions                        0           (899,220)            0           0             (899,220)
                                          ---------        -----------      --------     -------          -----------
BALANCE, September 30, 2001                 108,572        $18,514,845        30,221     $     0          $18,514,845
                                          =========        ===========      ========     =======          ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                       --------------------------------------
                                                                        September 30,           September 30,
                                                                           2001                     2000
                                                                       ---------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $   106,543          $   388,682
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Equity in income of joint venture                                        (105,164)            (386,400)
     Changes in assets and liabilities:
       Accounts payable                                                         (6,137)                (675)
       Prepaid expenses and other assets                                           187                    0
                                                                           -----------          -----------
         Net cash (used in) provided by operating activities                    (4,571)               1,607
                                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                  1,180,745            1,396,756
                                                                           -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                  (1,187,560)          (1,442,022)
                                                                           -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (11,386)             (43,659)

CASH AND CASH EQUIVALENTS, beginning of year                                    47,334               90,558
                                                                           -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                   $    35,948          $    46,899
                                                                           ===========          ===========

           See accompanying condensed notes to financial statements.

                           WELLS REAL ESTATE FUND II

                     (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund II (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia Corporation, serving as General Partners. The Partnership was formed on June 23, 1986, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   On September 8, 1986, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988 and received gross proceeds of $34,948,250 representing subscriptions from 4,440 Limited Partners, comprised of two classes of limited partnership interests, Class A and Class B limited partnership units.

   The Partnership owns interests in properties through its ownership in the following joint ventures with other Wells Real Estate Funds: (i) a joint venture between the Partnership and Wells Real Estate Fund II-OW ("Fund II-Fund IIOW Joint Venture"), (ii) a joint venture between Fund II-Fund IIOW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-III Associates"), (iii) a joint venture among Fund II-III Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. ("Fund II-III-VI-VII Associates"), (iv) a joint venture between Fund II-Fund IIOW Joint Venture and Wells Real Estate Fund I ("Tucker Joint Venture"), and (v) a joint venture among Wells Real Estate Fund I, Fund II-Fund IIOW Joint Venture, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. ("Fund I-II-IIOW-VI-VII Joint Venture").

   As of September 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"), owned by Fund II-Fund IIOW Joint Venture, (ii) a four-story office building located in metropolitan Houston, Texas ("Boeing at the Atrium"), owned by Fund II-III Associates, (iii) a restaurant located in Fulton County, Georgia ("Brookwood Grill"), owned by Fund II-III Associates,
   (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road Property"), owned by Fund II-III-VI-VII Associates, (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place"), owned by Tucker Joint Venture, and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"), owned by the Fund I-II-IIOW-VI-VII Joint Venture. All of the foregoing properties were acquired on an all cash basis.

   For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 30, 2000.

   (c) Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

2. INVESTMENT IN JOINT VENTURE

   As of September 30, 2001, the Partnership owned interests in each of the six aforementioned properties through its interest in the Fund II-Fund IIOW Joint Venture. The Partnership does not have control over the operations of this joint venture; however, it does exercise significant influence. Accordingly, the investment in the Fund II-Fund IIOW Joint Venture is recorded using the equity method.

   Fund II-Fund IIOW Joint Venture

   The Fund II-Fund IIOW Joint Venture was formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW ("Wells Fund IIOW"). Wells Fund IIOW is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund IIOW are substantially identical to those of the Partnership. As of September 30, 2001, the Partnership's equity interest in the Fund II-Fund IIOW Joint Venture was approximately 95%, and the equity interest of Wells Fund IIOW was approximately 5%.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the Fund II-Fund IIOW Joint Venture for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                                                                 Partnership's Share of Net
                                        Total Revenues               Net (Loss) Income                   (Loss) Income
                               ------------------------------ -----------------------------  ----------------------------------
                                       Three Months Ended            Three Months Ended               Three Months Ended
                               ------------------------------ ----------------------------   ----------------------------------
                                September 30,  September 30,  September 30,   September 30,   September 30,      September 30,
                                    2001           2000           2001            2000            2001               2000
                               --------------  -------------  -------------   -------------   -------------      --------------
Fund II-Fund IIOW
  Joint Venture                      $ 88,646       $238,415      $(106,512)       $108,029         $(100,857)          $102,293
                               ==============  =============  =============   =============     =============      =============

                                       Total Revenues                  Net Income             Partnership's Share of Net Income
                               ------------------------------ -----------------------------  ----------------------------------
                                     Nine Months Ended              Nine Months Ended                 Nine Months Ended
                               ------------------------------ -----------------------------  ----------------------------------
                                September 30,  September 30,  September 30,   September 30,   September 30,      September 30,
                                   2001            2000           2001            2000            2001               2000
                               --------------  -------------  -------------   -------------   -------------      --------------
Fund II-Fund IIOW
  Joint Venture                      $631,514       $847,678      $ 111,062        $408,068       $ 105,164            $386,400
                               ==============  =============  =============   =============   =============      ==============

  The following information summarizes the operations of the unconsolidated joint ventures in which the Fund II-Fund IIOW Joint Venture had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                               Fund II-Fund IIOW Joint Venture's
                                       Total Revenues               Net (Loss) Income              Share of Net (Loss) Income
                               ------------------------------ -----------------------------  ----------------------------------
                                     Three Months Ended             Three Months Ended                 Three Months Ended
                               ------------------------------ -----------------------------  ----------------------------------
                                September 30,  September 30,  September 30,   September 30,     September 30,      September 30,
                                   2001            2000           2001            2000              2001               2000
                               --------------  -------------  -------------   -------------     -------------     -------------
Fund II-III
 Joint Venture                     $  448,347     $  436,391       $(52,455)      $ (78,229)          $(31,780)          $(47,460)
Fund II-III-IV-VII
 Joint Venture                        215,407        214,052         84,664          52,629             12,706              7,898
Tucker Joint Venture                  309,535        341,286         36,301          62,864             16,303              8,232
Fund I-II-IIOW-VI-
 VII Joint Venture                    253,155        230,688        165,105          58,293             90,083             31,805
                               --------------  -------------  -------------   -------------      -------------     --------------
                                   $1,226,444     $1,222,417       $233,615       $  95,557           $ 87,312           $ 20,475
                               ==============  =============  =============   =============      =============     ==============

                                                                                               Fund II-Fund IIOW Joint Venture's
                                       Total Revenues               Net (Loss) Income             Share of Net (Loss) Income
                              ------------------------------  ----------------------------    -------------------------------------
                                     Nine Months Ended              Nine Months Ended                  Nine Months Ended
                              ------------------------------  ----------------------------    -------------------------------------
                                September 30,  September 30,  September 30,   September 30,    September 30,        September 30,
                                    2001           2000           2001            2000             2001                 2000
                              --------------  --------------  -------------   -------------   --------------     ------------------
Fund II-III
 Joint Venture                     $1,323,286     $1,315,847       $(17,827)      $(129,785)          $ (9,785)          $(78,413)
Fund II-III-IV-VII
 Joint Venture                        631,698        658,907        175,834         191,051             26,388             28,672
Tucker Joint Venture                  993,851      1,029,696        184,020         202,580             82,643             90,979
Fund I-II-IIOW-VI-
 VII Joint Venture                    764,131        713,787        452,799         304,760            247,052            166,280
                                   ----------     ----------       --------       ---------           --------           --------
                                   $3,712,966     $3,718,237       $794,826       $ 568,606           $346,298           $207,518
                                   ==========     ==========       ========       =========           ========           ========

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the properties, which are owned by the above joint ventures and significant to the Partnership, for the periods ended September 30, 2001 and September 30, 2000, respectively. Audited financial statements of these properties are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                                 Partnership's Share of Net (Loss)
                                         Total Revenues               Net (Loss) Income                        Income
                                 ----------------------------  ------------------------------   -----------------------------------
                                       Three Months Ended             Three Months Ended                 Three Months Ended
                                 ----------------------------  ------------------------------   -----------------------------------
                                  September 30,  September 30,  September 30,   September 30,    September 30,       September 30,
                                      2001           2000           2001            2000            2001                 2000
                                 --------------  -------------  -------------   -------------   --------------      ---------------
First Union at Charlotte             $      189     $  211,141      $(168,988)      $  98,920          $(160,015)         $  93,667
Boeing at the Atrium                    368,814        367,536        (88,199)       (125,292)           (51,195)           (72,726)
                                 --------------  -------------   ------------     -----------        -----------       ------------
                                     $  369,003     $  578,677      $(257,187)      $ (26,372)         $(211,210)         $  20,941
                                 ==============  =============   ============     ===========        ===========       ============

                                                                                                 Partnership's Share of Net (Loss)
                                         Total Revenues               Net (Loss) Income                       Income
                                 ----------------------------- ------------------------------  ------------------------------------
                                       Nine Months Ended              Nine Months Ended                  Nine Months Ended
                                 ----------------------------- ------------------------------  ------------------------------------
                                  September 30,  September 30,  September 30,   September 30,     September 30,       September 30,
                                      2001           2000           2001            2000              2001               2000
                                 --------------  ------------- --------------  --------------  ----------------   -----------------
First Union at Charlotte             $  281,738     $  633,361      $(137,442)      $ 294,552          $(130,144)         $ 278,911
Boeing at the Atrium                  1,109,273      1,101,248       (126,659)       (238,911)           (73,519)          (138,676)
                                   ------------     ----------     ----------      ----------         ----------        -----------
                                     $1,391,011     $1,734,609      $(264,101)      $  55,641          $(203,663)         $ 140,235
                                   ============     ==========     ==========      ==========         ==========        ===========

3.  SUBSEQUENT EVENT


    On October 1, 2001, Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for a gross sales price of $8,660,000. The Partnership received net proceeds of approximately $4,381,000, resulting in a gain of approximately $900,000.

    Rent guarantees for two tenants were provided by Fund I-II-IIOW-VI-VII Joint Venture to the Purchaser in the sale of Cherokee Commons. Fund I-II-IIOW-VI-VII Joint Venture accrued a contingent liability in October 2001 for its rental payments due from one tenant, as management considers the likelihood of nonpayment by this tenant to be probable. The Partnership's portion of this liability is $8,111. Management considers the likelihood of nonpayment by the second tenant to be low and, accordingly, has not accrued a contingent liability for the related rental guarantee.

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

1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

    General

    As of September 30, 2001, the developed properties owned by the Fund II-Fund IIOW Joint Venture were 69.3% occupied, as compared to 97.1% occupied as of September 30, 2000, primarily due to the expiration of First Union's (sole tenant at First Union at Charlotte) lease on April 30, 2001.

    Gross revenues of the Partnership decreased to $105,164 for the nine months ended September 30, 2001 from $386,400 for the nine months ended September 30, 2000, primarily due to a decrease in equity in income from the Fund II-Fund IIOW Joint Venture resulting from the expiration of First Union's lease, bad debt expense at the Holcomb Bridge Road Property and lower rental income at Heritage Place. The decrease in revenue from First Union was partially offset by increased rental rates at other properties, adjustments to the common area maintenance billings to the tenant at Boeing at the Atrium and decreased depreciation at Cherokee Commons. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Commons as "Held For Sale" upon finalizing negotiations with the Purchaser in August 2001 and stopped depreciating these real estate assets. As a result, net income decreased to $106,543 for the nine months ended September 30, 2001, as compared to $388,682 for the same period in 2000.

    The Partnership's net cash used in operating activities was $4,571 for the nine months ended September 30, 2001, as compared to net cash provided by operating activities of $1,607 for the nine months ended September 30, 2000. The change is due to the payment of withholding taxes in 2001. Net cash provided by investing activities decreased to $1,180,745 for 2001 from $1,396,756 in 2000, primarily due to decreased distributions received from the Fund II-Fund IIOW Joint Venture as a result of the vacancy at First Union at Charlotte, offset by additional income from Cherokee Commons and Boeing at the Atrium as explained above. The Partnership anticipates receiving lower distributions from joint ventures until First Union at Charlotte is leased. The management team is currently working on leasing this space.

    The Partnership declared cash distributions to the Limited Partners holding Class A Units for the nine months ended September 30, 2001 in the amount of $8.28 per Class A Unit, as compared to distributions of $13.28 per Class A Unit for the nine months ended September 30, 2000, as a result of the vacancy at First Union at Charlotte. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

    The Partnership's distributions payable through the third quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in the Fund II-Fund IIOW Joint Venture. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

    The Partnership has previously made the decision to begin the process of selling its properties. At this time, Heritage Place is being actively marketed for sale. As the properties are sold, net sales proceeds will be distributed to limited partners in accordance with the Partnership Agreement. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Upon finalizing negotiations with purchasers, management will reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to SFAS No. 121, discontinue depreciation at that point. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WELLS REAL ESTATE FUND II
                                          (Registrant)

Dated:  November 9, 2001             By:  /s/ Leo F. Wells, III
                                          --------------------------------------
                                          Leo F. Wells, III, as Individual
                                          General Partner, and as President and
                                          Chief Financial Officer
                                          of Wells Capital, Inc., the
                                          Corporate General Partner