Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND II
filed 2002-08-14
CIK 797544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

        ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

        ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-16518

WELLS REAL ESTATE FUND II
(Exact name of registrant as specified in its charter)

Georgia	58-1678709
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

Yes  ☒    No  ☐

FORM 10-Q
WELLS REAL ESTATE FUND II
(A Georgia Public Limited Partnership)

PART I.    FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund II (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investment in joint venture (Note 2)	$15,073,898	$19,051,114
Cash and cash equivalents	681,793	45,875
Due from affiliates	2,860,629	218,312
Prepaid expenses and other assets	2,385	0

Total assets	$18,618,705	$19,315,301

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$0	$3,051

Partners’ capital:
Limited partners:
Class A—108,572 units	18,618,705	19,312,250
Class B—30,221 units	0	0

Total partners’ capital	18,618,705	19,312,250

Total liabilities and partners’ capital	$18,618,705	$19,315,301

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in (loss) income of joint venture (Note 2)	$(381,628)	$195	$(697,068)	$206,021
Interest income	3,362	489	3,533	931

	(378,266)	684	(693,535)	206,952

EXPENSES:
Partnership administration	10	19	10	19

NET (LOSS) INCOME	$(378,276)	$665	$(693,545)	$206,933

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(378,276)	$665	$(693,545)	$206,933

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(3.48)	$0.01	$(6.39)	$1.91

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$2.19	$0.00	$6.56

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners
	Class A		Class B		Total Partners’
	Units	Amounts	Units	Amounts	Capital
BALANCE, December 31, 2000	108,572	$19,307,522	30,221	$0	$19,307,522

Net income	0	895,814	0	0	895,814
Partnership distributions	0	(891,086)	0	0	(891,086)

BALANCE, December 31, 2001	108,572	19,312,250	30,221	0	19,312,250

Net loss	0	(693,545)	0	0	(693,545)

BALANCE, June 30, 2002 (unaudited)	108,572	$18,618,705	30,221	$0	$18,618,705

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(693,545)	$206,933
Adjustments to reconcile net income to net cash used in operating activities:
Equity in loss (income) of joint venture	697,068	(206,021)
Changes in assets and liabilities:
Accounts payable	(3,051)	(5,584)
Due from affiliates	461	0
Prepaid expenses and other assets	(2,385)	(974)

Net cash used in operating activities	(1,452)	(5,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(457,919)	0
Distributions received from joint ventures	1,095,289	978,232

Net cash provided by investing activities	637,370	978,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership distributions paid	0	(950,075)

NET INCREASE IN CASH AND CASH EQUIVALENTS	635,918	22,511

CASH AND CASH EQUIVALENTS, beginning of year	45,875	47,334

CASH AND CASH EQUIVALENTS, end of period	$681,793	$69,845

The accompanying notes are an integral part of these financial statements.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund II (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. serving as its General Partners. The Partnership was formed on June 23, 1986 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund I-II Tucker Associates	—Wells Real Estate Fund I —Fund II-IIOW Associates	1. Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

Fund II-IIOW Associates	—Wells Real Estate Fund II —Wells Real Estate Fund IIOW	2. Louis Rose Building A two story office building located in Charlotte, North Carolina

Fund II-III Associates—Atrium	—Fund II-IIOW Associates —Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four story office building located in Houston Texas

Fund II-III Associates— Brookwood	—Fund II-IIOW Associates —Wells Real Estate Fund III, L.P.	4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	—Fund II-III Associates— Brookwood —Wells Real Estate Fund VI, L.P. —Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. $4,275,780 of the proceeds from the sale of the Cherokee Commons property are attributable to the Partnership, a portion of which have been invested in tenant improvements for Boeing at the Atrium, as further discussed below. The remaining portion of the sales proceeds is included in due from affiliates in the accompanying balance sheet as of June 30, 2002. Currently, management intends to use a portion of these proceeds to fund tenant improvements and leasing costs anticipated to be required in connection with the leasing of the Louis Rose Building and Boeing at the Atrium.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium Building. The annual base rent payable for this space is $1,483,697 ($15.75 per square foot). The Boeing lease will commence on September 1, 2002 and extends for a term of 73 months. Boeing also has an option to lease the remaining space available on the first floor of the Boeing at the Atrium exercisable through October, 2002.

The Louis Rose Building located in Charlotte, North Carolina continues to remain vacant. The submarket in which this property is located (University Research Park), which contains approximately 2.2 million square feet of office space in 32 buildings, is currently experiencing an overall average vacancy rate of 24%. This over-supply of office space in the immediate area has resulted in substantial downward pressure on rental rates for “Class A” office buildings; however, we are continuing our efforts to market this property to potential users of office space of this type.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)	Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

•	Third, to the General Partners until each has received 10% of the total distributions paid to limited partners per annum.

•	Thereafter, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

(d)	Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

(e)	Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

At this time, Heritage Place is being actively marketed for sale. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales.

2.	INVESTMENT IN JOINT VENTURE

(a)	Basis of Presentation

The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)	Summary of Operations

The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership holds a direct ownership interest, for the three and six months ended June 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-IIOW Associates	$(208,244	)*	$176,178	*	$(431,607)	$206	$(381,628)	$195

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-IIOW Associates	$(322,899	)*	$542,867	*	$(736,150)	$217,574	$(697,068)	$206,021

*
The Partnership’s share of income earned from its investments in the joint ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(c)	Summary of Operations

The following information summarizes the operations of the joint ventures, in which the Partnership holds interests through its ownership in Fund II-IIOW Associates, for the three and six months ended June 30, 2002 and 2001:

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund I-II Tucker Associates	$321,752		$346,837		$48,486	$88,067	$21,775	$39,551
Fund I-II-IIOW-VI-VII Associates	26,952		253,968		28,163	111,010	15,366	60,568
Fund II-III Associates—Atrium	(93,695)		368,822		(444,614)	(43,965)	(272,548)	(26,951)
Fund II-III Associates Brookwood	29,880	**	56,298	**	43,392	37,343	27,055	32,642

	$284,889		$1,231,839		$(324,573)	$254,818	$(208,352)	$105,811

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund I-II Tucker Associates	$654,011		$684,315		$94,583	$147,720	$42,477	$66,341
Fund I-II-IIOW-VI-VII Associates	70,278		510,976		53,023	287,694	28,930	156,969
Fund II-III Associates—Atrium	(4,573)		740,459		(713,575)	(38,460)	(437,421)	(23,576)
Fund II-III Associates Brookwood	79,339	**	112,535	**	68,978	73,088	43,008	59,253

	$799,055		$2,464,576		$(496,991)	$561,212	$(323,006)	$258,987

*
The Partnership’s share of income earned from its investments in the joint ventures presented above is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

**
The Partnership’s share of income earned from its investment in Fund II-III-VI-VI Associates is recorded by Fund II-III Associates - Brookwood as equity in income of joint ventures, which is classified as revenue

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(d)	Summary of Operations

The following information summarizes the operations of the joint venture, in which the Partnership holds an interest through its ownership in Fund II-III Associates—Brookwood, for the three and six months ended June 30, 2002 and June 30, 2001:

	Total Revenues		Net Income		Fund II-III Associates— Brookwood’s Share of Net Income**
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III-VI-VII Associates	$179,692	$205,914	$59,368	$62,363	$14,290	$15,011

	Total Revenues		Net Income		Fund II-III Associates Brookwood’s Share of Net Income**
	Six Months Ended		Six Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund II-III-VI-VII Associates	$358,468	$416,291	$120,197	$91,170	$28,931	$21,945

**
The Partnership’s share of income earned from its investment in Fund II-III-VI-VI Associates is recorded by Fund II-III Associates—Brookwood as equity in income of joint ventures, which is classified as revenue

(e)	Summary of Operations

The following information summarizes the operations of the property in which the Partnership holds an interest through its ownership in Fund II-IIOW Associates and is significant to the Partnership for the three and six months ended June 30, 2002 and 2001. Audited financial statements of this property are included in the report filed for Partnership on Form 10-K filed for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Boeing at the Atrium	$(93,695)	$368,822	$(444,614)	$(43,965)	$(258,054)	$(25,498)

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Boeing at the Atrium	$(4,573)	$740,459	$(713,575)	$(38,460)	$(414,159)	$(22,305)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward Looking Statements

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

Revenues
Gross revenues decreased dramatically to a deficit of $693,535 for the six months ended June 30, 2002, from $206,952 for the six months ended June 30, 2001, due to the decrease in earnings generated from Fund II-IIOW Associates primarily as a result of (i) the vacancy of the Louis Rose Building beginning in May 2001, (ii) a reduction in occupancy of Boeing at the Atrium beginning in December 2001, (iii) a reduction in income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the third quarter of 2001, (iv) a decrease in rental rates and an increase in legal fees due to lease negotiations for Brookwood Grill, (v) an increase in expenses associated with the write-off of several tenant receivables at Heritage Place, and (vi) a decrease in revenues, partially offset by a decrease in operating expenses, for the Holcomb Bridge Property due to decreased occupancy during the twelve months ended June 30, 2002. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the followings year.

Distributions
The Partnership declared cash distributions to the limited partners holding Class A units $6.56 per unit for the six months ended June 30, 2001. The Partnership has reserved distributions to the Class A limited partners for both the first and second quarters due to the reasons described above and below. No cash distributions were made to the limited partners holding Class B units or to the General Partners for the quarters ended June 30, 2002 or 2001. As set forth in the following section, management does not anticipate distributions to limited partners for the third and fourth quarters of 2002.

(c)	Liquidity and Capital Resources

Net cash flows used in operating activities decreased to $1,452 for the six months ended June 30, 2002, from $5,646 for six months ended June 30, 2001, primarily due to an increase in interest income earned on higher cash balances in 2002. Cash flows from investing activities decreased to $637,370 for the six months ended June 30, 2002, from $978,232 for the same period in 2001, as a result of contributing capital to Fund II-III Associates – Atrium for the purpose of funding tenant improvements for Boeing at the Atrium, partially offset by receiving the portion of the proceeds from the sale of Cherokee Commons attributable to the Partnership during the second quarter of 2002. Net cash used in financing activities was $0 for the six months ended June 30, 2002, as compared to

$950,075 for the six months ended June 30, 2001, due the corresponding decrease in cash available for distribution to limited partners and resulting from management’s decision to reserve the cash in order to fund anticipated tenant improvements and other leasing costs for Boeing at the Atrium and Louis Rose Place.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves, and additional limited partner distributions for at least the remainder of the year 2002 are also anticipated to be withheld, to fund leasing costs and tenant improvements anticipated to be incurred for the Louis Rose Building and Boeing at the Atrium, as further discussed above. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

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

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.     OTHER INFORMATION

Item 6(b)	During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

Date: August 12, 2002	By:	/s/ Leo F. Wells, III
Leo F. Wells, III, as Individual General Partner, and as President of Wells Capital, Inc., the Corporate General Partner

Date: August 12, 2002	By:	/s/ Douglas P. Williams
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND II

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002