Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND II
filed 2003-03-31
CIK 797544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from to                                         to

Commission file number 0-16518

WELLS REAL ESTATE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1678709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

Yes    ☒ No  ☐

Aggregate market value of the voting stock held by nonaffiliates:                                                               Not Applicable

PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund II (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”) serving as its General Partners. The Partnership was formed on June 23, 1986 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On September 8, 1986, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988 upon receiving gross offering proceeds of $34,948,250 for 139,793 Class A and Class B limited partner units, sold at $250 per unit, from 4,440 limited partners.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 “Compensation of General Partners and Affiliates” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its investment in Fund II-IIOW Associates. In the opinion of management, all such properties are adequately insured.

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

ITEM 2. PROPERTIES

The Partnership owns interests in all properties through its investment in Fund II- IIOW Associates, a joint venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II-OW (“Wells Fund IIOW”). The investment objectives of Wells Fund IIOW are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership’s equity interest in Fund II- IIOW Associates was approximately 95%, and the equity interest of Wells Fund IIOW was approximately 5%. The Partnership does not have control over the operations of Fund II-IIOW Associates; however, it does exercise significant influence. Accordingly, the investment in Fund II-IIOW Associates is recorded using the equity method of accounting.

As of December 31, 2002, Fund II-IIOW Associates owned a 100% interest in the following property:

			Occupancy %
Joint Venture	Joint Venture Partners	Property	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund II-IIOW Associates	• Wells Real Estate Fund II • Wells Real Estate Fund IIOW	Louis Rose Building A two story office building located in Charlotte, North Carolina	0%	0%	100%	100%	100%

As of December 31, 2002, Fund II-IIOW Associates owned interests in the following four properties through the affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund I-II Associates – Tucker	• Wells Real Estate Fund I • Fund II-IIOW Associates	1. Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia	76%	83%	89%	87%	94%

Fund II-III Associates – Atrium	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	2. Boeing at the Atrium A four story office building located in Houston Texas	81%	100%	100%	100%	100%

Fund II-III Associates – Brookwood	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Brookwood Grill A restaurant located in Fulton County, Georgia	100%	100%	100%	100%	100%

Fund II-III-VI-VII Associates	• Fund II-III Associates – Brookwood • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	60%	89%	92%	100%	94%

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. Of the $4,275,779 of net proceeds from the sale of this property that are attributable to the Partnership, approximately $1,420,000 have been expended for tenant improvements for Boeing at the Atrium, as further discussed below. The remaining portion of the sales proceeds attributable to the Partnership are held by Fund II-IIOW Associates and, therefore, included in due from affiliates in the accompanying balance sheet as of December 31, 2002.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the footnotes to the financial statements included herein.

As of December 31, 2002, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership owned an interest through the joint ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003	7	15,063	$227,427	$85,127	7.40%	6.35%
2004	13	24,319	430,335	154,758	11.95	12.01
2005	9	17,994	334,159	109,447	8.84	9.33
2006	5	14,517	306,413	58,002	7.13	8.56
2007	3	9,401	179,420	76,307	4.62	5.01
2008(1)	3	109,531	1,715,321	990,361	53.82	47.89
2010	1	5,265	112,092	47,673	2.59	3.13
2012	1	7,440	276,492	163,241	3.65	7.72

	42	203,530	$3,581,659	$1,684,916	100.00%	100.00%

(1)	Includes expiration of Boeing lease (106,014 square feet).

The properties and joint ventures in which the Partnership owns an interest as of December 31, 2002 are further described below:

Louis Rose Building

On May 9, 1988, Fund II- IIOW Associates acquired the Louis Rose Building, a two-story office building, containing approximately 70,752 net leaseable square feet and, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina, for a gross purchase price of $8,550,000, including acquisition and closing costs.

The Louis Rose Building continues to remain vacant following the expiration of the First Union Bank lease on April 30, 2001. As a result, revenues have declined by approximately $ 845,000 annually as compared to this property at full occupancy. The submarket in which this property is located, University Research Park, contains approximately 2.2 million square feet of office space within approximately 32 buildings and is currently experiencing an overall average vacancy rate of approximately 30%. The over-supply of office space in the area has resulted in substantial downward pressure on rental rates for Class A office buildings; however, we are continuing our efforts to market this property to potential users of office space of this type. Significant leasing commissions and capital improvements are anticipated upon lease-up.

The average effective annual rental rate per square foot of the Louis Rose Building was $0 for 2002, $3.98 for 2001, $11.93 for 2000, $10.14 for 1999 and $6.49 for 1998.

Boeing at the Atrium

On April 3, 1989, Fund II-IIOW Associates formed a joint venture with Wells Real Estate Fund III, L.P. (“Wells Fund III”), a public Georgia limited partnership affiliated with the Partnership through common general partners, known as Fund II-III Associates – Atrium for the purpose of acquiring a four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as Boeing at the Atrium. The investment objectives of Wells Fund III are substantially identical to those of the Partnership.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, (94,203 sq ft) with annual rent of $1,483,698 commencing on September 1, 2002 for approximately six years. Boeing has since entered into the following three amendments: amendment #1 – to lease an additional 296 square feet with annual rent of $4,662, commencing October 1, 2002, amendment #2—to lease an additional 11,515 square feet with annual rent of $181,365, commencing January 6, 2003, and amendment #3 – to lease an additional 10,449 square feet with annual rent of $164,572, estimated to commence July 1, 2003. Upon commencement of occupancy pursuant to Amendment #3, occupancy of this property will increase to 100%.

As of December 31, 2002, Fund II-IIOW Associates and Wells Fund III had equity interests in Fund II-III Associates-Atrium of approximately 61% and 39%, respectively.

The average effective rental rate per square foot was $6.05 for 2002, $12.35 for 2001, $12.34 for 2000, and $12.35 for 1999 and 1998.

Brookwood Grill

On January 31, 1990, Fund II-IIOW Associates acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the “Brookwood Grill Property”) for $1,848,561, including acquisition and closing costs. Concurrently, Fund II-IIOW Associates entered into a second joint venture agreement Wells Fund III, known as Fund II-III Associates-Brookwood Grill.

On September 20, 1991, Fund II-IIOW Associates contributed the Brookwood Grill Property, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates-Brookwood Grill. As of September 20, 1991, Fund II-IIOW Associates had expended approximately $2,128,000 for the land acquisition and development of Brookwood Grill.

In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and construction of a 7,440 square foot restaurant, which opened in March 1992. The terms of the lease call for an initial term of 9 years and 11 months. Brookwood Grill entered into a ten year extension after the initial lease term, which expires on February 29, 2012. Pursuant to the terms of the current lease, the tenant has the option to exercise two additional five-year renewal options upon expiration. Fund II-III Associates-Brookwood has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements.

The average effective rental rate per square foot was $27.04 for 2002, $31.56 for 2001, $30.22 for 2000 and 1999, and $30.26 for 1998.

As of December 31, 2002, Fund II-IIOW Associates and Wells Fund III had made total contributions to Fund II-III Associates-Brookwood of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. Accordingly, Fund II-IIOW Associates holds an equity interest of approximately 62%, and Wells Fund III holds an equity interest of approximately 38% in Fund II-III Associates-Brookwood as of December 31, 2002.

On January 10, 1995, Fund II-III Associates-Brookwood contributed the remaining 4.3 undeveloped acres of land comprising the Brookwood Grill Property to a new joint venture, Fund II-III-VI-VII Associates, which is further described below.

Holcomb Bridge Property

In January 1995, Fund II-III Associates—Brookwood contributed to Fund II-III-VI-VII Associates approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (“the Brookwood Property”) including land improvements for the development and construction of two buildings with a total of 49,534 square feet. Once constructed, this property became known as the Holcomb Bridge Property.

As of December 31, 2002, nine tenants occupied approximately 60% of the Holcomb Bridge Property, with only one tenant, Bertucci’s Restaurant, occupying more than 10% of the space at 5,935 square feet. The Bertucci’s Restaurant lease currently requires annual base rental payments of $127,850 and expires on February 28, 2006. Occupancy declined by approximately 29% during 2002, which resulted in a corresponding decrease in revenues of approximately $203,000. Certain leases have been executed that provide for commencement in 2003, and will result in additional revenues of approximately $45,000 for 2003. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot was $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, and $17.63 for 1998.

As of December 31, 2002, the joint venture partners had contributed the following amounts and held the following equity interests in Fund II-III-VI-VII Associates: (i) Fund II-III Associates-Brookwood—$1,729,116, in land and improvements, for an interest of approximately 24%, (ii) Wells Fund VI -$1,929,541 for an interest of approximately 26%, (iii) Wells Real Estate Fund VII, L.P.—$3,525,041 for an interest of approximately 50%.

Heritage Place

Fund II-IIOW Associates entered into a joint venture agreement with Wells Real Estate Fund I (“Wells Fund I”), known as Fund I-II Associates-Tucker, for the purpose of developing, constructing, owning and operating Heritage Place, which is further described below. The investment objectives of Wells Fund I are substantially identical to those of the Partnership. Both Fund II-IIOW Associates and Wells Fund I have funded the cost of developing Heritage Place through capital contributions made as progressive stages of construction were completed. As of December 31, 2002, Fund II-IIOW Associates and Wells Fund I held equity interests of approximately 48% and 52%, respectively.

Heritage Place consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia. The retail shopping center contains approximately 29,858 rentable square feet. The commercial office space, which is divided into seven separate buildings, contains approximately 67,465 rentable square feet.

No individual tenant occupied ten percent or more of the total rentable square footage of the property as of December 31, 2002. The principal businesses of the tenants at Heritage Place include primarily retail shopping and commercial office services.

The average effective annual rental rate per square foot was $12.66 for 2002, $13.66 for 2001, $14.29 for 2000, $14.11 for 1999, and $12.76 for 1998.

On January 23, 2003, Fund I-II Associates-Tucker entered into an agreement (the “Agreement”) to sell the retail shopping center portion of Heritage Place to an unrelated third-party for a gross selling price of $3,400,000. Pursuant to the terms of the Agreement, this transaction was subject to a due diligence period, which ended on February 22, 2003 without significant modifications to the Agreement. Accordingly, Fund I-II Associates-Tucker currently anticipates closing on this sale during the second quarter of 2003.

Cherokee Commons

Fund I-II-IIOW-VI-VII Associates was formed for the purpose of owning and operating Cherokee Commons, which consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, Georgia and has been expanded to consist of approximately 103,755 net leaseable square feet. Cherokee Commons was initially developed through a joint venture between Fund II-IIOW Associates and Wells Fund I. On August 1, 1995 Cherokee Commons was contributed to Fund I-II-IIOW-VI-VII Associates for the expansion this property.

As of December 31 2002, Fund II-IIOW Associates had contributed property with a book value of $4,860,100, Wells Fund I had contributed property with a book value of $2,139,900, and Wells Fund VI and Wells Fund VII had each contributed cash in the amount of $953,798 to Fund I-II-IIOW-VI-VII Associates. As of December 31, 2002, the equity interests of the joint venture partners in Fund I-II-IIOW-VI-VII Associates were approximately as follows: Fund II-IIOW Associates—54%, Wells Fund I—24%, Wells Fund VI—11%, and Wells Fund VII—11%.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,434,089 resulting in a gain of $1,725,015 from this sale. A taxable gain of $111,419 and net sale proceeds of $4,601,723 were allocated to Fund II-IIOW Associates as a result of this transaction.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2003, the Partnership had 108,572 outstanding Class A units held by a total of 3,380 Limited Partners and 30,221 outstanding Class B Units held by a total of 678 Limited Partners. The total number of Limited Partners has decreased due to repurchase of units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

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

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to the Limited Partners during 2001 and 2002 were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2001	$475,059	$1.89	$2.48	$0.00	$0.00
June 30, 2001	$237,484	$0.01	$2.18	$0.00	$0.00
September 30, 2001	$186,678	$0.00	$1.72	$0.00	$0.00
December 31, 2001	$0	$0.00	$0.00	$0.00	$0.00
March 31, 2002	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2002	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners from the fourth quarter of 2001 through the fourth quarter of 2002 as a result of the vacancy of Louis Rose Place, beginning May 2001, and in order to fund tenant improvements and leasing costs incurred in connection with the Boeing lease renewals described in Item 2 above.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998:

	2002	2001	2000	1999	1998
Total assets	$18,230,851	$19,315,301	$19,796,264	$21,208,925	$22,382,691
Total revenues	(1,084,256)	895,814	502,126	371,178	93,162
Net (loss) income	(1,084,256)	895,814	502,126	371,178	93,162
Net (loss) income allocated to Class A Limited Partners	(1,084,256)	895,814	502,126	371,178	93,162
Net (loss) allocated to Class B Limited Partners	0	0	0	0	0
Net (loss) income per Class A Limited Partner Unit	$(9.98)	$8.25	$4.62	$3.42	$.86
Net (loss) per Class B Limited Partner Unit	.00	0.00	0.00	.00	0.00
Cash distribution per Class A Limited Partner Unit	0.00	8.28	7.66	15.59	13.90
Cash distribution per Class B Limited Partner Unit	0.00	0.00	0.00	0.00	0.00

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto.

(a)    Forward Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $(1,084,256), $895,814, and $502,126 for the years ended December 31, 2002, 2001, and 2000, respectively. The fluctuations in gross revenues of the Partnership are a direct result of the corresponding changes in equity in (loss) income of Fund II-IIOW Associates caused by the changes in the joint venture gross revenues and expenses further described below.

Equity In (Loss) Income of Fund II-IIOW Associates

Gross Revenues of Fund II-IIOW Associates

The gross revenues of Fund II-IIOW Associates were $(210,433), $1,677,167 and $1,107,486 for 2002, 2001, and 2000, respectively. The 2002 decrease from 2001 resulted from a decline in rental and reimbursement income due to the vacancy of the Louis Rose Building beginning April 30, 2001 and a decrease in equity in (loss) income of joint ventures further described below. The 2001 increase from 2000 was primarily a result of the increase in equity in (loss) income of joint venture as further described below.

Gross Revenues of Joint Ventures In Which Fund II-IIOW Associates Holds an Interest

Gross revenues of the joint ventures in which the Fund II-IIOW Associates holds an interest decreased in 2002, as compared to 2001, primarily due to the sale of Cherokee Commons in 2001, which resulted in a total gain of approximately $1,725,000, and a reduction in rental and reimbursement revenues for Fund I-II-IIOW-VI-VII Associates on a go forward basis. Rental and reimbursement income also declined in 2002, as compared to 2001, and for Fund II-III Associates-Atrium, as Boeing was not required to pay rent during the build-out period related to the March 2002 lease renewal. Gross revenues increased in 2001, as compared to 2000, primarily due to the gain recognized on the sale of Cherokee Commons in 2001.

Expenses of Joint Ventures In Which Fund II-IIOW Associates Holds an Interest

The expenses of the joint ventures in which the Fund II-IIOW holds an interest decreased in 2002, as compared to 2001, primarily due to the sale of Cherokee Commons in 2001 and reductions in operating costs for Fund I-II-IIOW-VI-VII Associates on a go forward basis. Operating costs also declined for Boeing at the Atrium during the build-out period described above. The 2001 decrease from 2000 resulted primarily from reductions in all expenses for Fund I-II-IIOW-VI-VII Associates due to the sale of Cherokee Commons in the fourth quarter of 2001, and reductions in depreciation expense for Fund I-II Associates-Tucker and Fund II-III Associates-Atrium, as the useful lives of several capitalized tenant improvements expired in 2001.

Expenses of Fund II-IIOW Associates

The expenses of Fund II-IIOW Associates were $944,433, $732,844 and $580,244 for 2002, 2001, and 2000, respectively. The 2002 increase, as compared to 2001, is primarily due to additional fixed operating costs resulting from the vacancy of the Louis Rose Building beginning in 2001, as the prior tenant had previously been required to pay generally all operating costs directly under the terms of its lease. Increases in administrative salaries and legal and accounting fees also contributed to the 2002 increase from 2001. The 2001 increase from 2000 is primarily due to incurring additional fixed operating costs as a result of the partial year vacancy for the Louis Rose Building beginning in May 2001.

Expenses and Net Income of the Partnership

All expenses of the Partnership were incurred by Fund II-IIOW Associates. Accordingly, net (loss) income reflected total revenues of the Partnership at $(1,084,256), $895,814, and $502,126 for the years ended December 31, 2002, 2001, and 2000, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows provided by (used in) operating activities was $8,914, $(898) and $5,079 for 2002, 2001, and 2000, respectively. The 2002 increase from 2001 resulted primarily from additional interest and other income received in 2002, as compared to 2001. The 2001 decrease from 2000 resulted primarily from a change in the timing of paying accounts payable and a reduction in interest income received in 2001, as compared to 2000.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $356,696, $1,373,496, and $1,868,880 for 2002, 2001, and 2000, respectively. The 2002 decrease from 2001 is primarily due to a contribution of $1,213,516 made to Fund II-IIOW Associates in order to fund the Partnership’s interest in the tenant build-out and leasing costs incurred in connection with the new Boeing lease. The 2001 decreased from 2000 is primarily due to a decrease in distributions received from Fund II-IIOW Associates as a result of the vacancy at the Louis Rose Building beginning in 2001.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities was $0, $1,374,244 and $1,916,996 for 2002, 2001 and 2000, respectively, all of which consists of distributions paid to limited partners. The Partnership reserved all operating distributions to limited partners in 2002 in order to fund the build-out of Boeing at the Atrium and absorb additional fixed operating costs incurred for Louis Rose Building, which was vacant for all of 2002. The 2001 decrease from 2000 is commensurate with the reduction in distributions received from Fund II-IIOW Associates due to the reduction in operating cash flows generated by the joint ventures in which Fund II-IIOW held an interest as described in the previous section.

Distributions

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated following the re-leasing the Louis Rose Building and funding related leasing costs and tenant improvements. Distributions accrued for the fourth quarter of 2002 to the limited partners holding Class A Units were paid in February 2003. No cash distributions were made to limited partners holding Class B Units.

Sales Proceeds

$1,420,350 of the Partnership’s share of the proceeds from the sale of the Cherokee Commons property has been expended on tenant improvements for Boeing at the Atrium. The remaining portion of the sales proceeds attributable to the Partnership is held in reserve by Fund II-IIOW Associates.

Rather than distributing net sales proceeds to the limited partners, the General Partners intend to establish a reserve and use a portion of these reserves to fund tenant improvements and leasing costs anticipated to be required in connection with leasing of the Louis Rose Building and, additionally, will evaluate the capital needs of the existing properties in which the Partnership holds an interest, through investments in joint ventures, in consideration of the best interests of the limited partners. Following the leasing of this Louis Rose Building, the General Partners anticipate distributing the reserves not otherwise utilized to the partners in accordance with the terms of the Partnership Agreement.

(d)    Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees, at the joint venture level, of $73,748, $184,952 and $214,081 for the years ended December 31, 2002, 2001 and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. All such administrative costs for the partnership are recorded and the joint venture level. During 2002, 2001 and 2000, the Fund II-IIOW Associates reimbursed $54,083, $41,770 and $34,119, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant Improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership and any unconsolidated joint ventures at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g)    Subsequent Events

See Item 2—“Heritage Place” for a description of the contract to sell the retail shopping center portion of Heritage Place entered into on January 23, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital Inc. (“Wells Capital”) is a Georgia corporation formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital.

Leo F. Wells, III

Mr. Wells is a resident of Atlanta, Georgia, 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, and the sole Director and President of Wells Management Company, Inc., a property management company, which he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002:

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$73,748	(1)

(1)	These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management Company, Inc. by the joint ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2002, however, were not paid until January 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A units	Leo F. Wells, III	61 units (IRA, 401 (k), and Profit Sharing)	Less than 1%

Class B units	Leo F. Wells, III	114 units (IRA, 401 (k), and Profit Sharing)	Less than 1%

The General Partners did not receive any distributions from cash flows or sale proceeds in 2002.

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

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a subordinated participation in net sales proceeds equal to 15% of residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership’s share of these fees which were paid to Wells Management Company, Inc. totaled $73,748 for the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.	The financial statements are contained on pages F-2 through F-84 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed by the Partnership during the fourth quarter of 2002.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partners)

March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND II

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

*10(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g)	Fund II—Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(h)	Lease with IBM dated March 17, 1987 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

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

*10(m)

Cost Sharing Agreement between Registrant Wells Fund II-OW and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(n)

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

*10	(t)

Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(u)

Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(v)

First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(w)

Custodial Agency Agreement between Wells Real Estate Fund II and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1995, File No. 0-16518)

*10	(x)

Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1995, File No. 0-16518)

*10	(y)

Amendment to First Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(z)

Purchase and Sale Agreement for the sale of the Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518).

10	(bb)	Lease Agreement with The Boeing Company

10	(cc)	First Amendment to Lease Agreement with The Boeing Company

10	(dd)	Second Amendment to Lease Agreement with The Boeing Company

10	(ee)	Third Amendment to Lease Agreement with The Boeing Company

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund II

We have audited the accompanying balance sheet of Wells Real Estate Fund II (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income (loss), partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund II as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund II as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund II other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund II for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund II:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
INVESTMENT IN JOINT VENTURE	$14,721,865	$19,051,114

CASH AND CASH EQUIVALENTS	411,485	45,875

DUE FROM JOINT VENTURE	3,097,501	218,312

Total assets	$18,230,851	$19,315,301

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$8,135	$8,135
Accounts payable	2,857	3,051

Total liabilities	10,992	11,186

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A—108,572 units issued and outstanding	18,219,859	19,304,115
Class B—30,221 units issued and outstanding	0	0

Total partners’ capital	18,219,859	19,304,115

Total liabilities and partners’ capital	$18,230,851	$19,315,301

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in (loss) income of joint venture	$(1,093,364)	$894,179	$499,246
Interest and other income	9,108	1,635	2,880

NET (LOSS) INCOME	$(1,084,256)	$895,814	$502,126

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(1,084,256)	$895,814	$502,126

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(9.98)	$8.25	$4.62

NET LOSS PER CLASSB LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$8.28	$17.66

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total
	Class A		Class B		Partners’
	Units	Amount	Units	Amount	Capital
BALANCE, December 31, 1999	108,572	$20,722,383	30,221	$0	$20,722,383

Net income	0	502,126	0	0	502,126
Partnership distributions	0	(1,916,987)	0	0	(1,916,987)

BALANCE, December 31, 2000	108,572	19,307,522	30,221	0	19,307,522

Net income	0	895,814	0	0	895,814
Partnership distributions	0	(899,221)	0	0	(899,221)

BALANCE, December 31, 2001	108,572	19,304,115	30,221	0	19,304,115

Net loss	0	(1,084,256)	0	0	(1,084,256)

BALANCE, December 31, 2002	108,572	$18,219,859	30,221	$0	$18,219,859

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,084,256)	$895,814	$502,126

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in income of joint venture	1,093,364	(894,179)	(499,246)
Changes in accounts payable	(194)	(2,533)	2,199

Total adjustments	1,093,170	(896,712)	(497,047)

Net cash provided by (used in) operating activities	8,914	(898)	5,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint venture	1,570,212	1,373,496	1,868,880
Contributions to joint venture	(1,213,516)	0	0

Net cash provided by investing activities	356,696	1,373,496	1,868,880
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated earnings	0	(1,154,257)	(1,439,821)
Distributions to partners from accumulated earnings	0	(219,987)	(477,175)

Net cash used in financing activities	0	(1,374,244)	(1,916,996)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365,610	(1,646)	(43,037)
CASH AND CASH EQUIVALENTS, beginning of year	45,875	47,521	90,558

CASH AND CASH EQUIVALENTS, end of year	$411,485	$45,875	$47,521

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$3,097,501	$218,312	$468,016

Partnership distributions payable	$8,135	$8,135	$483,158

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund II (the “Partnership”) is a public limited partnership organized on June 23, 1986 under the laws of the state of Georgia. The general partners are Leo F. Wells III and Wells Capital, Inc. (the “Company”). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in six properties through a joint venture between the Partnership and Wells Real Estate Fund II-OW (“Fund II-OW”), referred to herein as “Fund II and II-OW.”

Through its investment in Fund II and II-OW, the Partnership owned interests in the following properties during the periods presented: (i) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker (“Tucker”); (ii) a shopping center located in Cherokee County, Georgia, known as the Cherokee Commons Shopping Center (“Cherokee Commons”); (iii) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay (“The Atrium”); (iv) a restaurant located in Fulton County, Georgia (“Brookwood Grill”); (v) an office/retail center in Roswell, Georgia (“880 Holcomb Bridge”); and (vi) an office building in Charlotte, North Carolina (“Louis Rose Place,” formerly First Union). The Fund II and II-OW joint venture owns 100% of Louis Rose Place. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other affiliated Wells Real Estate Funds.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his/her adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B units until they have been allocated an amount equal to the net cash available for distribution previously received by limited partners holding Class A units on a per unit basis; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

Investment in Joint Venture

Basis of Presentation

The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the joint venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Venture’s real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Revenue Recognition

The joint venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the joint venture for a pro rata share of operating costs incurred. All of the joint venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Rental Income

The future minimum rental income due Fund I and II—Tucker under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,005,756
2004	756,533
2005	508,103
2006	398,918
2007	275,430
Thereafter	558,728

$3,503,468

One tenant contributed 12% of rental income for the year ended December 31, 2002.

The future minimum rental income due Fund II and III Associates—The Atrium under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$1,681,721
2004	1,681,721
2005	1,681,721
2006	1,681,721
2007	1,681,721
Thereafter	420,430

$8,829,035

One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

The future minimum rental income due Fund II and III Associates—Brookwood Grill under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$221,400
2004	226,932
2005	232,608
2006	238,416
2007	244,380
Thereafter	1,086,242

$2,249,978

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases is as follows:

Year ended December 31:
2003	$469,083
2004	427,620
2005	337,710
2006	105,580
2007	0
Thereafter	0

$1,339,993

One tenant contributed approximately 30% of rental income for the year ended December 31, 2002

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the joint venture is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the joint venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments

The joint venture has historically reported property operating costs net of reimbursements from tenants as an expense in its statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the joint venture now presents these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its joint venture.

The joint venture statements of income presented in Note 3 have been restated to reflect the effects of this revised presentation.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

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

2.      RELATED-PARTY TRANSACTIONS

Due from joint venture at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from Fund II and II-OW with respect to the fourth quarters of 2001 and 2000, respectively.

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for the management and leasing of Fund II and Fund IIOW’s properties, the joint venture pays Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The joint venture incurred management and leasing fees of $73,748, $184,952, and $214,081 for the years ended December 31, 2002, 2001 and 2000, respectively, which were paid to Wells Management.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The related expenses have been allocated directly to Fund II and II-OW, as substantially all of the operations of the Partnership and Fund II-OW are conducted through this joint venture. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Fund II-IIOW Associates reimbursed $54,083, $41,770 and $34,119 to the Company and its affiliates for these services.

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

3.      INVESTMENT IN JOINT VENTURE

On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II-OW. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns Louis Rose Place directly and has investments in several other joint ventures. The Partnership’s ownership percentage interest in Fund II and II-OW was approximately 95% at December 31, 2002 and 2001.

The Partnership’s investment in the joint venture for the years ended December 31, 2002 and 2001 is summarized as follows:

	2002	2001
Investment in joint venture, beginning of year	$19,051,114	$19,280,727
Equity in income of joint venture	(1,093,364)	894,179
Contributions to joint venture	1,213,516	60,001
Distributions from joint venture	(4,449,401)	(1,183,793)

Investment in joint venture, end of year	$14,721,865	$19,051,114

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund II and II-OW:

Fund II and II-OW

(A Georgia Joint Venture)

Balance Sheets December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $4,077,790 in 2002 and $3,716,818 in 2001	3,711,976	4,064,300

Total real estate assets	5,079,832	5,432,156
Investment in joint ventures	10,543,898	14,688,192
Cash and cash equivalents	3,176,554	24,544
Due from affiliates	147,173	241,954

Total assets	$18,947,457	$20,386,846

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$3,270,143	$260,068
Accounts payable and accrued expenses	129,011	6,261

Total liabilities	3,399,154	266,329

Partners’ capital:
Wells Real Estate Fund II	14,721,865	19,051,114
Wells Real Estate Fund II-OW	826,438	1,069,403

Total partners’ capital	15,548,303	20,120,517

Total liabilities and partners’ capital	$18,947,457	$20,386,846

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and II-OW

(A Georgia Joint Venture)

Statements of (Loss) Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$0	$281,357		$844,071
Reimbursement income (1)	811	27,750	(1)	0	(1)
Interest income	108	2,139		11,806
Equity in (loss) income of joint ventures	(211,352)	1,365,921		251,609

	(210,433)	1,677,167		1,107,486

Expenses:
Depreciation	360,972	357,699		367,667
Operating costs	259,758	202,383		13,194
Other expenses	108,474	0		0
Partnership administration	104,474	80,246		72,158
Legal and accounting	99,862	49,619		45,824
Computer costs	10,893	19,763		12,273
Management and leasing fees	0	23,134		69,128

	944,433	732,844		580,244

Net (loss) income	$(1,154,866)	$944,323		$527,242

Net (loss) income allocated to Wells Real Estate Fund II	$(1,093,364)	$894,179		$499,246

Net (loss) income allocated to Wells Real Estate Fund II-OW	$(61,502)	$50,144		$27,996

(1)	Amounts have been restated to reflect tenant reimbursements of $27,750 in 2001 and $0 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and II-OW

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
Balance, December 31, 1999	$20,666,589	$1,159,995	$21,826,584
Net income	499,246	27,996	527,242
Partnership distributions	(1,885,108)	(105,711)	(1,990,819)

Balance, December 31, 2000	19,280,727	1,082,280	20,363,007
Net income	894,179	50,144	944,323
Partnership contributions	60,001	3,363	63,364
Partnership distributions	(1,183,793)	(66,384)	(1,250,177)

Balance, December 31, 2001	19,051,114	1,069,403	20,120,517
Net loss	(1,093,364)	(61,502)	(1,154,866)
Partnership contributions	1,213,516	66,991	1,280,507
Partnership distributions	(4,449,401)	(248,454)	(4,697,855)

Balance, December 31, 2002	$14,721,865	$826,438	$15,548,303

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and II-OW

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(1,154,866)	$944,323	$527,242

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	360,972	357,699	367,667
Equity in income of joint ventures	211,352	(1,365,921)	(251,609)
Changes in assets and liabilities:
Due from affiliates	2,613	0	0
Accounts receivable	0	0	2,149
Prepaid expenses and other assets	0	8,234	16,239
Accounts payable	122,750	1,172	5,089

Total adjustments	697,687	(998,816)	139,535

Net cash (used in) provided by operating activities	(457,179)	(54,493)	666,777

Cash flows from investing activities:
Investment in real estate	(8,648)	(10,000)	0
Contribution to joint ventures	(1,200,498)	0	0
Distributions received from joint ventures	5,225,608	1,365,311	1,289,394

Net cash provided by investing activities	4,016,462	1,355,311	1,289,394

Cash flows from financing activities:
Contributions received from partners	1,280,507	63,364	0
Distributions to partners	(1,687,780)	(1,484,369)	(1,973,681)

Net cash provided by used in financing activities	(407,273)	(1,421,005)	(1,973,681)

Net increase in cash and cash equivalents	3,152,010	(120,187)	(17,510)
Cash and cash equivalents, beginning of year	24,544	144,731	162,241

Cash and cash equivalents, end of year	$3,176,554	$24,544	$144,731

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$3,270,143	$260,068	$494,266

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and II-OW’s investments in joint ventures for the years ended December 31, 2002 and 2001 are summarized below:

	2002	2001
Investment in joint venture, beginning of year	$14,688,192	$14,576,863
Equity in income of joint venture	(211,352)	1,365,921
Contributions to joint venture	1,200,498	0
Distributions from joint venture	(5,133,440)	(1,254,592)

Investment in joint venture, end of year	$10,543,898	$14,688,192

Fund II and II-OW’s investment and percentage ownership in other joint ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund I and II—Tucker	$3,613,912	48%	$3,800,920	48%
Fund I, II, II-OW, VI, and VII Associates—Cherokee	0	56	4,620,682	56
Fund II and III Associates—The Atrium	5,296,048	64	4,558,840	64
Fund II and III Associates—Brookwood Grill	1,633,938	62	1,707,750	62

	$10,543,898		$14,688,192

The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

Fund I and II—Tucker

Tucker and Cherokee Commons were previously held in two joint ventures between Fund II and II-OW and Wells Real Estate Fund I (“Fund I”), which were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker—Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II Tucker and II-OW in each individual property remained unchanged.

On August 1, 1995, the Fund I and II Tucker—Cherokee Joint Venture assigned its ownership in Cherokee Commons to Fund I, II, II-OW, VI, and VII Associates—Cherokee, a joint venture between the Partnership, Fund II and II-OW, Wells Real Estate Fund VI, L.P. (“Fund VI”), and Wells Real Estate Fund VII, L.P. (“Fund VII”). Upon the assignment of Cherokee Commons, the Fund I and II Tucker—Cherokee Joint Venture was renamed Fund I and II—Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office-building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund I and II—Tucker:

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,260,887	$3,260,887
Building and improvements, less accumulated depreciation of $4,825,664 in 2002 and $4,363,519 in 2001	4,861,259	5,246,515

Total real estate assets	8,122,146	8,507,402
Cash and cash equivalents	188,981	152,975
Prepaid expenses and other assets, net	121,340	137,437
Accounts receivable	65,484	103,861

Total assets	$8,497,951	$8,901,675

Liabilities and Partners’ Capital
Liabilities:
Due to affiliates	$730,679	$686,464
Partnership distributions payable	158,787	163,584
Accounts payable and accrued expenses	94,085	79,839

Total liabilities	983,551	929,887

Partners’ capital:
Wells Real Estate Fund I	3,900,488	4,170,868
Fund II and II-OW	3,613,912	3,800,920

Total partners’ capital	7,514,400	7,971,788

Total liabilities and partners’ capital	$8,497,951	$8,901,675

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$1,229,695	$1,327,608		$1,390,599
Reimbursement Income (1)	100,180	104,898	(1)	95,296	(1)
Interest income	2,435	1,511		601

	1,332,310	1,434,017		1,486,496

Expenses:
Operating costs	457,000	503,868		530,034
Depreciation	462,145	483,844		491,806
Management and leasing fees	122,274	131,700		121,946
Partnership administration	47,311	44,514		37,480
Legal and accounting	28,745	15,757		6,824
Bad debt expense	34,144	19,464		27,097

	1,151,619	1,199,147		1,215,187

Net income	$180,691	$234,870		$271,309

Net income allocated to Wells Real Estate Fund I	$99,543	$129,390		$149,464

Net income allocated to Fund II and II-OW	$81,148	$105,480		$121,845

(1)	Amounts have been restated to reflect tenant reimbursements of $104,898 in 2001 and $95,296 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund I	Fund II and II-OW	Total Partners’ Capital
Balance, December 31, 1999	$4,581,940	$4,058,192	$8,640,132
Net income	149,464	121,845	271,309
Partnership distributions	(394,255)	(285,191)	(679,446)

Balance, December 31, 2000	4,337,149	3,894,846	8,231,995
Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

Balance, December 31, 2001	4,170,868	3,800,920	7,971,788
Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	$3,900,488	$3,613,912	$7,514,400

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$180,691	$234,870	$271,309

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462,145	483,844	491,806
Amortization deferred lease acquisition costs	37,764	22,228	25,683
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(7,037)	484	(3,799)
Accounts receivable	38,377	118,917	(97,006)
Accounts payable and accrued expenses	14,246	10,740	1,302
Due to affiliates	44,215	53,702	44,418

Total adjustments	589,710	689,915	462,404

Net cash provided by operating activities	770,401	924,785	733,713
Cash flows from investing activities:
Investment in real estate	(76,889)	(270,942)	(115,341)
Investment in deferred lease acquisition costs	(14,630)	(49,624)	(16,544)

Net cash used in investing activities	(91,519)	(320,566)	(131,885)
Cash flows from financing activities:
Distributions to joint venture partners	(642,876)	(568,483)	(608,206)

Net increase (decrease) in cash and cash equivalents	36,006	35,736	(6,378)
Cash and cash equivalents, beginning of year	152,975	117,239	123,617

Cash and cash equivalents, end of year	$188,981	$152,975	$117,239

Supplemental disclosure of noncash activities:
Partnership distributions payable	$158,787	$163,584	$236,990

Write-off of fully depreciated real estate assets	$0	$17,169	$0

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

Fund I, II, II-OW, VI, and VII Associates—Cherokee (or the “Cherokee Joint Venture”) was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker—Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates—Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker—Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I’s ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture’s ownership interest changed from 69% to 55%. The approximately $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. Management has determined that additional sources of funds will be required to fund tenant improvements at The Atrium and Louis Rose Place properties. Accordingly, it is anticipated that the Partnership’s share of the net proceeds from the sale of Cherokee Commons will be required to be invested in such tenant improvements and, therefore, not distributed to the limited partners.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund I, II, II-OW, VI, and VII Associates—Cherokee:

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 AND 2001

	2002	2001
Assets
Cash and cash equivalents	41,705	8,455,308
Accounts receivable	0	54,871
Prepaid expenses and other assets	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and accrued expenses	$0	$30,777
Partnership distributions payable	41,705	77,142
Due to affiliates	0	149,898

Total liabilities	41,705	257,817

Partners’ capital:
Wells Real Estate Fund I	0	1,840,011
Fund II and II-OW	0	4,620,682
Wells Real Estate Fund VI	0	907,949
Wells Real Estate Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$0	$758,302		$965,305
Reimbursement Income (1)	0	199,587	(1)	174,780	(1)
Interest income	141,151	69,626		78
Other income	0	1,008		0
Gain on sale of real estate	0	1,725,015		0

	141,151	2,753,538		1,140,163

Expenses:
Depreciation	0	254,448		442,250
Operating costs	4,491	133,911		199,337
Partnership administration	2,760	15,627		23,352
Management and leasing fees	0	67,560		74,422
Legal and accounting	9,191	18,357		6,180
Bad debt expense	2,027	8,682		0

	18,469	498,585		745,541

Net income	$122,682	$2,254,953		$394,622

Net income allocated to Wells Real Estate Fund I	$27,283	$541,707		$94,800

Net income allocated to Fund II and II-OW	$68,513	$1,230,326		$215,310

Net income allocated to Wells Real Estate Fund VI	$13,463	$241,460		$42,256

Net income allocated to Wells Real Estate Fund VII	$13,423	$241,460		$42,256

(1)	Amounts have been restated to reflect tenant reimbursements of $199,587 in 2001 and $174,780 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund I	Fund II and II-OW	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund I, II, II-OW, VI, and VII Associates—Cherokee

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Partnership distributions payable	$41,705	$77,142	$197,195

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and Fund III Associates

On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Fund III”) known as Fund II and Fund III Associates for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and Fund III Associates acquired the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and II-OW contributed its interest in a 5.8-acre parcel of land known as 880 Holcomb Bridge located in Roswell, Georgia, to Fund II and Fund III Associates. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI, and VII Associates joint venture, a joint venture partnership between Fund II and Fund III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. Fund II and Fund III Associates’ investment in this transferred parcel of 880 Holcomb Bridge was $1,134,506 and $1,210,117 at December 31, 2002 and 2001, respectively, which represents a 24% interest for each year.

Following is selected financial information for Fund II and Fund III Associates’ interest in the Atrium Building:

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Balance Sheets

December 31, 2002 AND 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $8,533,223 in 2002 and $7,889,603 in 2001	6,018,432	5,572,282

Total real estate assets	7,523,175	7,077,025
Cash and cash equivalents	503,926	211,954
Accounts receivable	492,243	5,346
Prepaid expenses and other assets, net	449,114	78,954

Total assets	$8,968,458	$7,373,279

Liabilities and Owners’ Equity
Liabilities:
Accounts payable and accrued expenses	$538,297	$100,365
Deferred rent	123,675	0
Owner distributions payable	0	169,050

Total liabilities	661,972	269,415

Owners’ equity:
Fund II and Fund II-OW	5,296,047	4,558,840
Wells Fund III	3,010,439	2,545,024

Total owners’ equity	8,306,486	7,103,864

Total liabilities and owners’ equity	$8,968,458	$7,373,279

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of (Loss) Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$710,919	$1,470,144	$1,468,784
Reimbursement income (1)	58,799	262,078 (1)	119,384 (1)
Interest income	1,730	7,730	0

	771,448	1,739,952	1,588,168

Expenses:
Depreciation	643,620	776,116	877,240
Operating costs	619,591	860,044	843,128
Management and leasing fees	143,757	190,978	185,035
Partnership administration	93,547	37,930	14,841
Legal and accounting	26,708	9,002	5,250

	1,527,223	1,874,070	1,925,494

Net loss	$(755,775)	$(134,118)	$(337,326)

Net loss allocated to Fund II and Fund II-OW Associates	$(463,291)	$(82,214)	$(206,781)

Net loss allocated to Wells Real Estate Fund III, L.P.	$(292,484)	$(51,904)	$(130,545)

(1)	Amounts have been restated to reflect tenant reimbursements of $262,078 in 2001 and $119,384 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of Owners’ Equity

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and Fund II-OW Associates	Wells Real Estate Fund III, L.P.	Total Owners’ Equity
Balance, December 31, 1999	$5,615,740	$3,212,263	$8,828,003
Net loss	(206,781)	(130,545)	(337,326)
Distributions	(354,232)	(223,633)	(577,865)

Balance, December 31, 2000	5,054,727	2,858,085	7,912,812
Net loss	(82,214)	(51,904)	(134,118)
Distributions	(413,673)	(261,157)	(674,830)

Balance, December 31, 2001	4,558,840	2,545,024	7,103,864
Net loss	(463,291)	(292,484)	(755,775)
Distributions	1,200,498	757,899	1,958,397

Balance, December 31, 2002	$5,296,047	$3,010,439	$8,306,486

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—The Atrium Building

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(755,775)	$(134,118)	$(337,326)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	643,620	776,116	877,240
Amortization of deferred lease acquisition costs	101,742	89,745	89,744
Changes in assets and liabilities:
Accounts receivable	(486,897)	17,856	6,816
Prepaid expenses and other assets, net	44,300	(45,300)	0
Accounts payable	561,607	(3,956)	102,520

Total adjustments	864,372	834,461	1,076,320

Net cash provided by operating activities	108,597	700,343	738,994
Cash flows from investing activities:
Investment in deferred lease acquisition costs	(516,202)	0	0
Investment in real estate assets	(1,089,770)	(73,696)	(58,200)

Net cash used in investing activities	(1,605,972)	(73,696)	(58,200)
Cash flows from financing activities:
Contributions from joint venture partners	1,958,397	0	0
Distributions to joint venture partners	(169,050)	(655,007)	(529,650)

Net cash provided by (used in) financing activities	1,789,347	(655,007)	(529,650)

Net increase (decrease) in cash and cash equivalents	291,972	(28,360)	151,144
Cash and cash equivalents, beginning of year	211,954	240,314	89,170

Cash and cash equivalents, end of year	$503,926	$211,954	$240,314

Supplemental disclosure of noncash activities:
Distributions payable	$0	$169,050	$149,227

Following is selected financial information for Fund II and Fund III Associates’ interest in the Brookwood Grill Restaurant:

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$745,223	$745,223
Building and improvements, less accumulated depreciation of $548,805 in 2002 and $490,320 in 2001	724,008	782,493

Total real estate assets	1,469,231	1,527,716
Investment in joint venture	1,134,506	1,210,117
Cash and cash equivalents	89,729	22,272
Due from affiliate	21,607	32,501
Accounts receivable	16,297	8,927
Prepaid expenses and other assets, net	0	3,188

Total assets	$2,731,370	$2,804,721

Liabilities and Owners’ Equity
Liabilities:
Partnership distributions payable	$106,452	$63,358
Accounts payable	4,491	2,553

Total liabilities	110,943	65,911

Owners’ equity:
Fund II and Fund II-OW Associates	1,633,938	1,707,750
Wells Real Estate Fund III, L.P.	986,489	1,031,060

Total owners’ equity	2,620,427	2,738,810

Total liabilities and owners’ equity	$2,731,370	$2,804,721

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$201,187	$234,810		$224,800
Reimbursement Income (1)	25,292	34,845	(1)	40,061	(1)
Equity in income of joint venture	40,771	63,326		55,489
Other income	0	2,580		0

	267,250	335,561		320,350

Expenses:
Depreciation	58,485	52,561		54,014
Operating costs	27,397	25,636		26,685
Management and leasing fees	23,864	28,673		25,320
Legal and accounting	11,086	3,510		5,869
Partnership administration	(17,617)	45,022		14,019

	103,215	155,402		125,907

Net income	$164,035	$180,159		$194,443

Net income allocated to Fund II and II-OW	$102,276	$112,329		$121,235

Net income allocated to Wells Real Estate Fund III	$61,759	$67,830		$73,208

(1)	Amounts have been restated to reflect tenant reimbursements of $34,845 in 2001 and $40,061 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and II-OW	Wells Real Estate Fund III	Total Owners’ Equity
Balance, December 31, 1999	$1,927,383	$1,163,685	$3,091,068
Net income	121,235	73,208	194,443
Distributions	(236,065)	(142,546)	(378,611)

Balance, December 31, 2000	1,812,553	1,094,347	2,906,900
Net income	112,329	67,830	180,159
Distributions	(217,132)	(131,117)	(348,249)

Balance, December 31, 2001	1,707,750	1,031,060	2,738,810
Net income	102,276	61,759	164,035
Distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	$1,633,938	$986,489	$2,620,427

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II and III Associates—Brookwood Grill Restaurant

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$164,035	$180,159	$194,443

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,485	52,561	54,014
Amortization of deferred lease acquisition costs	775	5,568	5,568
Equity in income of joint venture	(40,771)	(63,326)	(55,489)
Changes in assets and liabilities:
Accounts receivable	(7,370)	29,787	2,346
Prepaid expenses and other assets, net	2,413	(2,412)	0
Accounts payable	1,938	(2,027)	4,580
Due to affiliates	0	(917)	(1,488)

Total adjustments	15,470	19,234	9,531

Net cash provided by operating activities	179,505	199,393	203,974
Cash flows from investing activities:
Distributions received from joint venture	127,276	195,783	147,198
Cash flows from financing activities:
Distributions to joint venture partners	(239,324)	(430,419)	(359,284)

Net increase (decrease) in cash and cash equivalents	67,457	(35,243)	(8,112)
Cash and cash equivalents, beginning of year	22,272	57,515	65,627

Cash and cash equivalents, end of year	$89,729	$22,272	$57,515

Supplemental disclosure of noncash activities:
Distributions payable	$106,452	$63,358	$145,528

Fund II, III, VI, and VII Associates

On January 1, 1995, the Fund II and III Associates—Brookwood Grill joint venture entered into a joint venture agreement with Fund VI and Fund VII to form Fund II, III, VI, and VII Associates for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates—Brookwood Grill contributed a 4.3-acre tract of land to the Fund II, III, VI, and VII Associates joint venture. Development of two retail and office buildings containing a total of approximately 49,500 square feet was substantially completed in 1996.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund II, III, VI, and VII Associates:

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 AND 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$1,325,242	$1,325,242
Building and improvements, less accumulated depreciation of $2,244,183 in 2002 and $1,969,078 in 2001	3,473,976	3,749,081

Total real estate assets	4,799,218	5,074,323
Cash and cash equivalents	80,625	151,109
Prepaid expenses and other assets, net	67,027	86,575
Accounts receivable	29,562	27,391

Total assets	$4,976,432	$5,339,398

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$89,767	$136,570
Accounts payable and accrued expenses	45,571	47,605

	135,338	184,175

Partners’ capital:
Fund II and III Associates—Brookwood Grill	1,134,506	1,210,117
Wells Real Estate Fund VI	1,265,808	1,350,182
Wells Real Estate Fund VII	2,440,780	2,594,924

Total partners’ capital	4,841,094	5,155,223

Total liabilities and partners’ capital	$4,976,432	$5,339,398

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$642,481	$845,597		$869,390
Reimbursement income (1)	70,791	114,438	(1)	99,595	(1)
Interest income	1,358	2,566		0

	714,630	962,601		968,985

Expenses:
Depreciation	275,105	314,558		355,293
Operating costs	176,993	191,792		170,288
Management and leasing fees	64,661	103,277		111,567
Partnership administration	35,982	21,691		22,646
Legal and accounting	6,825	12,389		4,513
Bad debt expense	(14,322)	55,802		74,145

	545,244	699,509		738,452

Net income	$169,386	$263,092		$230,533

Net income allocated to Fund II and III Associates—Brookwood Grill	$40,771	$63,326		$55,489

Net income allocated to Wells Real Estate Fund VI	$45,497	$70,667		$61,921

Net income allocated to Wells Real Estate Fund VII	$83,118	$129,099		$113,123

(1)	Amounts have been restated to reflect tenant reimbursements of $114,438 in 2001 and $99,595 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments section of Note 1.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Fund II and III Associates— Brookwood Grill	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,406,591	$1,569,430	$2,995,463	$5,971,484
Net income	55,489	61,921	113,123	230,533
Partnership distributions	(156,763)	(174,934)	(319,583)	(651,280)

Balance, December 31, 2000	1,305,317	1,456,417	2,789,003	5,550,737
Net income	63,326	70,667	129,099	263,092
Partnership distributions	(158,526)	(176,902)	(323,178)	(658,606)

Balance, December 31, 2001	1,210,117	1,350,182	2,594,924	5,155,223
Net income	40,771	45,497	83,118	169,386
Partnership distributions	(116,382)	(129,871)	(237,262)	(483,515)

Balance, December 31, 2002	$1,134,506	$1,265,808	$2,440,780	$4,841,094

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund II, III, VI, and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$169,386	$263,092	$230,533

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275,105	314,558	355,293
Amortization of deferred lease acquisition costs	12,324	27,816	31,984
Changes in assets and liabilities:
Accounts receivable	(2,171)	124,495	10,578
Prepaid expenses and other assets, net	8,699	48,951	23,282
Accounts payable and accrued expenses	(2,034)	(34,467)	(5,854)

Total adjustments	291,923	481,353	415,283

Net cash provided by operating activities	461,309	744,445	645,816
Cash flows from investing activities:
Investment in deferred lease acquisition costs	(1,475)	(4,470)	(695)
Cash flows from financing activities:
Distributions to joint venture partners	(530,318)	(676,910)	(746,481)

Net (decrease) increase in cash and cash equivalents	(70,484)	63,065	(101,360)
Cash and cash equivalents, beginning of year	151,109	88,044	189,404

Cash and cash equivalents, end of year	$80,625	$151,109	$88,044

Supplemental disclosure of noncash activities:
Partnership distributions payable	$89,767	$136,570	$154,874

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

4. INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$(1,084,256)	$895,814	$502,126
Increase (decrease) in net income resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	18,029	0	0
Bad Debts	87,755	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	469,263	533,214	599,379
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(156,708)	49,420	24,106
Rental income recognized for income tax purposes in excess of (less than) amounts for financial reporting purposes	(85,184)	17,434	2,085
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	(769,841)	0
Involuntary conversion of fixed assets for income tax purposes	0	0	0
Meals and entertainment	548	1,550	671

Income tax basis net income	$(750,553)	$727,591	$1,128,367

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$18,219,859	$19,304,115	$19,307,522
Increase (decrease) in partners’ capital resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	18,029	0	0
Bad Debts	87,755	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	4,022,263	3,553,000	3,019,786
Joint venture change in ownership	(28,326)	(28,326)	(28,326)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	445,503	602,211	552,791
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(170,372)	(85,188)	(102,622)
Partnership distributions payable	8,135	8,135	483,158
Other (Includes Meals & Entertainment)	(38,039)	(38,587)	(40,137)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(769,841)	(769,841)	0

Income tax basis partners’ capital for income tax purposes	$21,794,966	$22,545,519	$23,192,172

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

5. QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$(288,720)	$(344,964)	$(154,334)	$(296,238)
Net Loss (a)	(315,780)	(344,974)	(154,374)	(269,128)
Net Loss allocated to Class A limited partners (a)	(315,780)	(344,974)	(154,374)	(269,128)
Net Loss per Class A limited partner unit outstanding	$(2.90)	$(3.48)	$(2.41)	$(1.19)
Distribution per Class A limited partner unit outstanding	0.00	0.00	0.00	0.00

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$206,268	$684	$(100,390)	$789,252
Net income	206,268	665	(100,390)	789,271
Net income (loss) allocated to Class A limited partners	206,268	665	(100,390)	789,271
Net income (loss) per Class A limited partner unit outstanding	$1.90	$0.01	$(0.92)	$7.26
Distribution per Class A limited partner unit outstanding	4.37	2.19	1.72	0.00

(a)	These amounts have been restated to reflect the impact of adjustments to straight-line rental revenues identified during the fourth quarter of 2002 of $(512), $33,302, and $107,579 for the first, second and third quarters of 2002, respectively.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I and Fund II Tucker:

We have audited the accompanying balance sheets of Fund I and Fund II Tucker, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,260,887	$3,260,887
Building and improvements, less accumulated depreciation of $4,825,663 in 2002 and $4,363,518 in 2001	4,861,259	5,246,515

Total real estate assets	8,122,146	8,507,402
Cash and cash equivalents	188,981	152,975
Other assets, net	121,340	137,437
Accounts receivable, net	65,484	103,861

Total assets	$8,497,951	$8,901,675

Liabilities and Partners’ Capital
Liabilities:
Due to affiliates	$730,679	$686,464
Partnership distributions payable	158,787	163,584
Accounts payable and refundable security deposits	94,085	79,839

Total liabilities	983,551	929,887

Partners’ capital:
Wells Fund I	3,900,488	4,170,868
Fund II and Fund II-OW	3,613,912	3,800,920

Total partners’ capital	7,514,400	7,971,788

Total liabilities and partners’ capital	$8,497,951	$8,901,675

See accompanying notes.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$1,229,695	$1,327,608	$1,390,599
Reimbursement Income	100,180	104,898	95,296
Interest income	2,435	1,511	601

	1,332,310	1,434,017	1,486,496

Expenses:
Operating costs	457,000	503,868	530,034
Depreciation	462,145	483,844	491,806
Management and leasing fees	122,274	131,700	121,946
Joint Venture administration	47,311	44,514	37,480
Legal and accounting	28,745	15,757	6,824
Bad debt expense	34,144	19,464	27,097

	1,151,619	1,199,147	1,215,187

Net income	$180,691	$234,870	$271,309

Net income allocated to Wells Fund I	$99,543	$129,390	$149,464

Net income allocated to Fund II and Fund II-OW	$81,148	$105,480	$121,845

See accompanying notes.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 1999	$4,581,940	$4,058,192	$8,640,132
Net income	149,464	121,845	271,309
Partnership distributions	(394,255)	(285,191)	(679,446)

Balance, December 31, 2000	4,337,149	3,894,846	8,231,995
Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

Balance, December 31, 2001	4,170,868	3,800,920	7,971,788
Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	$3,900,488	$3,613,912	$7,514,400

See accompanying notes.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$180,691	$234,870	$271,309

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462,145	483,844	491,806
Amortization deferred lease acquisition costs	37,764	22,228	25,683
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(7,037)	484	(3,799)
Accounts receivable	38,377	118,917	(97,006)
Accounts payable and accrued expenses	14,246	10,740	1,302
Due to affiliates	44,215	53,702	44,418

Total adjustments	589,710	689,915	462,404

Net cash provided by operating activities	770,401	924,785	733,713
Cash flows from investing activities:
Investment in real estate	(76,889)	(270,942)	(115,341)
Investment in deferred lease acquisition costs	(14,630)	(49,624)	(16,544)

Net cash used in investing activities	(91,519)	(320,566)	(131,885)
Cash flows from financing activities:
Distributions to joint venture partners	(642,876)	(568,483)	(608,206)

Net increase (decrease) in cash and cash equivalents	36,006	35,736	(6,378)
Cash and cash equivalents, beginning of year	152,975	117,239	123,617

Cash and cash equivalents, end of year	$188,981	$152,975	$117,239

Supplemental disclosure of noncash activities:
Partnership distributions payable	$158,787	$163,584	$236,990

Write-off of fully depreciated real estate assets	$0	$17,169	$0

Write-off of fully amortized deferred leasing costs	$0	$104,484	$0

See accompanying notes.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 10, 1986, Wells Real Estate Fund I, L.P. (“Wells Fund I”) and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2002, 2001, and 2000, the Joint Venture owned 100% interest in Heritage Place at Tucker (“Tucker”), a retail shopping and commercial office complex located in Tucker, Georgia.

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

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I and Fund II and Fund II-OW in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to Wells Fund I and Fund II and Fund II-OW on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 are comprised of the following items:

	2002	2001
Refundable security deposits	$71,673	$64,636
Deferred leasing costs, net	49,667	72,801

Total	$121,340	$137,437

Deferred leasing costs reflect costs, net, incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, are presented net of accumulated amortization of $133,567 and $95,804 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for

Fund I and Fund II Tucker

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $31,031 and $10,450 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund I and Wells Fund II and Wells Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2. RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II and Wells Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $122,274, $131,700 and $121,946 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., the general partner of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $47,311, $44,514 and $37,480, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II and Wells Fund IIOW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3. RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,005,756
2004	756,533
2005	508,103
2006	398,918
2007	275,430
Thereafter	558,728

$3,503,468

One tenant contributed 12% of rental income for the year ended December 31, 2002.

FUND I AND FUND II TUCKER

(A Georgia Joint Vnture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
HERITAGE PLACE AT TUCKER (a)	None	$2,756,378	$0	$10,191,431	$3,260,887	$9,686,922	$0	$12,947,809	$4,825,663	1987	9/04/86	20 to 25 years

(a)	The Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND I AND FUND II TUCKER

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$12,501,807	$3,405,036
2000 additions	115,340	491,806

BALANCE AT DECEMBER 31, 2000	12,617,147	3,896,842
2001 additions	270,941	483,844
2001 deletions	(17,168)	(17,168)

BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518
2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	$12,947,809	$4,825,663

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I, II, II-OW, VI and VII Associates:

We have audited the accompanying balance sheets of Fund I, II, II-OW, VI and VII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I, II, II-OW, VI and VII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$0	$0
Building and improvements, less accumulated depreciation of $0 in 2002 and $0 in 2001	0	0

Total real estate assets	0	0
Cash and cash equivalents	41,705	8,455,308
Accounts receivable, net	0	54,871
Other assets	0	21,528

Total assets	$41,705	$8,531,707

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$41,705	$77,142
Accounts payable and accrued expenses	0	30,777
Due to affiliates	0	149,898

Total liabilities	41,705	257,817

Partners’ capital:
Wells Fund I	0	1,840,011
Fund II and Fund II-OW	0	4,620,682
Wells Fund VI	0	907,949
Wells Fund VII	0	905,248

Total partners’ capital	0	8,273,890

Total liabilities and partners’ capital	$41,705	$8,531,707

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$0	$758,302	$965,305
Reimbursement Income	0	199,587	174,780
Interest income	141,151	69,626	78
Other income	0	1,008	0
Gain on sale of real estate	0	1,725,015	0

	141,151	2,753,538	1,140,163

Expenses:
Depreciation	0	254,448	442,250
Operating costs	4,491	133,911	199,337
Joint Venture administration	2,760	15,627	23,352
Management and leasing fees	0	67,560	74,422
Legal and accounting	9,191	18,357	6,180
Bad debt expense	2,027	8,682	0

	18,469	498,585	745,541

Net income	$122,682	$2,254,953	$394,622

Net income allocated to Wells Fund I	$27,283	$541,707	$94,800

Net income allocated to Fund II and Fund II-OW	$68,513	$1,230,326	$215,310

Net income allocated to Wells Fund VI	$13,463	$241,460	$42,256

Net income allocated to Wells Fund VII	$13,423	$241,460	$42,256

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund I	Fund II and Fund II-OW	Wells Fund VI	Wells Fund VII	Total Partners’ Capital
Balance, December 31, 1999	$1,618,133	$4,053,105	$796,558	$793,858	$7,261,654
Net income	94,800	215,310	42,256	42,256	394,622
Partnership distributions	(214,813)	(453,678)	(89,037)	(89,038)	(846,566)

Balance, December 31, 2000	1,498,120	3,814,737	749,777	747,076	6,809,710
Net income	541,707	1,230,326	241,460	241,460	2,254,953
Partnership distributions	(199,816)	(424,381)	(83,288)	(83,288)	(790,773)

Balance, December 31, 2001	1,840,011	4,620,682	907,949	905,248	8,273,890
Net income	27,283	68,513	13,463	13,423	122,682
Partnership distributions	(1,867,294)	(4,689,195)	(921,412)	(918,671)	(8,396,572)

Balance, December 31, 2002	$0	$0	$0	$0	$0

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$122,682	$2,254,953	$394,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	0	254,448	442,250
Amortization deferred lease acquisition costs	0	0	8,476
Gain on sale of real estate	0	(1,725,015)	0
Changes in assets and liabilities:
Prepaid expenses and other assets, net	21,528	12,961	(2,033)
Accounts receivable	54,871	(56,972)	(3,653)
Accounts payable and accrued expenses, and refundable security deposits	(30,777)	(29,563)	12,694
Due to affiliates	(149,898)	12,564	15,062

Total adjustments	(104,276)	(1,531,577)	472,796

Net cash provided by operating activities	18,406	723,376	867,418

Cash flows from investing activities:
Net proceeds from the sale of real estate	0	8,434,089	0
Investment in deferred lease acquisition costs	0	0	(17,463)
Investment in real estate	0	(6,275)	0

Net cash provided by investing activities	0	8,427,814	(17,463)

Cash flows from financing activities:
Distributions to joint venture partners	(8,432,009)	(910,822)	(841,555)

Net (decrease) increase in cash and cash equivalents	(8,413,603)	8,240,368	8,400
Cash and cash equivalents, beginning of year	8,455,308	214,940	206,540

Cash and cash equivalents, end of year	$41,705	$8,455,308	$214,940

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Partnership distributions payable	$41,705	$77,142	$197,195

See accompanying notes.

Fund I, II, II-OW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In August 1995, Wells Real Estate Fund I (“Wells Fund I”), Fund II and Fund II-OW, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the “Joint Venture”) for the purpose of acquiring Cherokee Commons, a retail shopping center approximately 103,755 square feet and located in Cherokee County, Georgia. Fund II-IIOW Associates is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Until the formation of the Joint Venture, Cherokee Commons was owned by the Fund I and II Tucker – Cherokee joint venture. Percentage ownership interests in the Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the Joint Venture agreement, Wells Funds VI and Wells Fund VII each contributed approximately $1 million in cash in return for an approximate ownership interest of 11%. Wells Fund I’s ownership interest in the Joint Venture changed from 31% to 24%, and Fund II and IIOW Associates ownership interest changed from 69% to 55%. The approximately $2 million cash contribution from Wells Fund VI and Wells Fund VII was used to fund an expansion of the property for an existing tenant.

On October 1, 2001, the Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund I, II, IIOW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I, Fund II and Fund II-OW, Wells Fund VI and Wells Fund VII in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets

As of December 31, 2001, other assets are comprised of interest income receivable of $20,000 and utility deposits of $1,528.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivable. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $3,412 are included in accounts receivable, net, as of December 31, 2002 and 2001, respectively.

Fund I, II, IIOW, VI and VII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

2. RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $0, $67,560 and $74,422 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and affiliated joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $2,760, $15,627 and $23,352, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II, Wells Fund II-OW, Wells Fund VI and Wells Fund VII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund II-OW:

We have audited the accompanying balance sheets of Fund II and Fund II-OW, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund II and Fund II-OW

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $4,077,790 in 2002 and $3,716,818 in 2001	3,711,976	4,064,300

Total real estate assets	5,079,832	5,432,156
Investment in joint ventures	10,543,898	14,688,192
Cash and cash equivalents	3,176,554	24,544
Due from affiliates	147,173	241,954

Total assets	$18,947,457	$20,386,846

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$3,270,143	$260,068
Accounts payable and accrued expenses	129,011	6,261

Total liabilities	3,399,154	266,329

Partners’ capital:
Wells Fund II	14,721,865	19,051,114
Wells Fund II-OW	826,438	1,069,403

Total partners’ capital	15,548,303	20,120,517

Total liabilities and partners’ capital	$18,947,457	$20,386,846

See accompanying notes.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Statements of Income (Loss)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$0	$281,357	$844,071
Reimbursement income	811	27,750	0
Interest income	108	2,139	11,806
Equity in (loss) income of joint ventures	(211,352)	1,365,921	251,609

	(210,433)	1,677,167	1,107,486

Expenses:
Depreciation	360,972	357,699	367,667
Operating costs	259,758	202,383	13,194
Other expenses	108,474	0	0
Joint Venture administration	104,474	80,246	72,158
Legal and accounting	99,862	49,619	45,824
Computer costs	10,893	19,763	12,273
Management and leasing fees	0	23,134	69,128

	944,433	732,844	580,244

Net (loss) income	$(1,154,866)	$944,323	$527,242

Net (loss) income allocated to Wells Fund II	$(1,093,364)	$894,179	$499,246

Net (loss) income allocated to Wells Fund II-OW	$(61,502)	$50,144	$27,996

See accompanying notes.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund II	Wells Fund II-OW	Total Partners’ Capital
Balance, December 31, 1999	$20,666,589	$1,159,995	$21,826,584
Net income	499,246	27,996	527,242
Partnership distributions	(1,885,108)	(105,711)	(1,990,819)

Balance, December 31, 2000	19,280,727	1,082,280	20,363,007
Net income	894,179	50,144	944,323
Partnership contributions	60,001	3,363	63,364
Partnership distributions	(1,183,793)	(66,384)	(1,250,177)

Balance, December 31, 2001	19,051,114	1,069,403	20,120,517
Net loss	(1,093,364)	(61,502)	(1,154,866)
Partnership contributions	1,213,516	66,991	1,280,507
Partnership distributions	(4,449,401)	(248,454)	(4,697,855)

Balance, December 31, 2002	$14,721,865	$826,438	$15,548,303

See accompanying notes.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(1,154,866)	$944,323	$527,242

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	360,972	357,699	367,667
Equity in loss (income) of joint ventures	211,352	(1,365,921)	(251,609)
Changes in assets and liabilities:
Due from affiliates	2,613	0	0
Accounts receivable	0	0	2,149
Prepaid expenses and other assets	0	8,234	16,239
Accounts payable and accrued expenses	122,750	1,172	5,089

Total adjustments	697,687	(998,816)	139,535

Net cash (used in) provided by operating activities	(457,179)	(54,493)	666,777

Cash flows from investing activities:
Investment in real estate	(8,648)	(10,000)	0
Contribution to joint ventures	(1,200,498)	0	0
Distributions received from joint ventures	5,225,608	1,365,311	1,289,394

Net cash provided by investing activities	4,016,462	1,355,311	1,289,394

Cash flows from financing activities:
Contributions received from partners	1,280,507	63,364	0
Distributions to partners	(1,687,780)	(1,484,369)	(1,973,681)

Net cash provided by used in financing activities	(407,273)	(1,421,005)	(1,973,681)

Net increase in cash and cash equivalents	3,152,010	(120,187)	(17,510)
Cash and cash equivalents, beginning of year	24,544	144,731	162,241

Cash and cash equivalents, end of year	$3,176,554	$24,544	$144,731

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$3,270,143	$260,068	$494,260

See accompanying notes.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In March 1998, Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund IIOW (“Wells Fund IIOW”) entered into a joint venture agreement to create Fund II and Fund II-OW (the “Joint Venture”). The general partners of Wells Fund II and Wells Fund IIOW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2002, 2001, and 2000, the Joint Venture owned 100% of Louis Rose Place, an office building located in Charlotte, North Carolina.

Additionally, as of December 31, 2002, the Joint Venture owned interests in the following four properties through interests in the affiliated joint ventures listed below.

The Joint Ventures Ownership Interest	Joint Venture	Joint Venture Partners	Properties

48.1%	Fund I-II Associates – Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW Associates	1.	Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

63.1%	Fund II-III Associates	• Fund II and Fund II-OW Associates • Wells Real Estate Fund III, L.P.	2.	Boeing at the Atrium A four story office building located in Houston, Texas

			3.	Brookwood Grill A restaurant located in Fulton County, Georgia

14.6%	Fund II-III-VI-VII Associates	• Fund II-III Associates–Brookwood • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P	4.	Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture between the Joint Venture, Wells Real Estate Fund I, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property, a retail shopping center located in Cherokee County, Georgia, to an unrelated third-party. The Joint Venture owned an interest of approximately 55.8% in Fund I-II-IIOW-VI-VII Associates as of December 31, 2002 and 2001. This sale resulted in a total gain of approximately $1,725,000 and net proceeds of $8,434,089, of which approximately $963,000 and $4,710,000, respectively, are attributable to the Joint Venture.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Basis of Presentation

The Joint Venture does not have control over the operations of its investments in the joint ventures; however, it does exercise significant influence. Accordingly, investments in the above joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to the Joint Venture partners in accordance with their respective ownership interests. Net cash from operations is distributed to Wells Fund II and Wells Fund IIOW on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund II and Fund IIOW

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Fund II and Wells Fund IIOW are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund II and Wells Fund IIOW entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II and Wells Fund IIOW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture generally pays Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $0, $23,134 and $69,128 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and affiliated joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among theses entities based on estimates of the time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $104,474, $80,246 and $72,158, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund II and Wells Fund IIOW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund II and Fund II-OW

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes the financial position as of December 31, 2002 and 2001, and results of operations for the years ended December 31, 2002, 2001 and 2000 of the joint ventures in which the Joint Venture held ownership interests as of December 31, 2002:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund I, II, IIOW, VI, and VII Associates	$41,705	$8,531,707	$41,705	$257,817	$0	8,273,890	$0	$4,620,682
Fund I and Fund II Tucker	8,497,951	8,901,675	983,551	929,887	7,514,400	7,971,788	3,613,912	3,800,920
Fund II and Fund-III Associates	$11,699,828	$10,178,000	772,915	335,326	10,926,913	9,842,674	6,929,986	6,266,590

	$20,239,484	$27,611,382	$1,798,171	$1,523,030	$18,441,313	$26,088,352	$10,543,898	$14,688,192

	Total Revenues			Net Income (Loss)			Joint Venture’s Share of Net Income (Loss)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund I, II, IIOW, VI, and VII Associates	$141,151	$2,753,538	$1,140,163	$122,682	$2,254,953	$394,622	$68,513	$1,230,326	$215,310
Fund I and Fund II Tucker	1,332,310	1,434,017	1,486,496	180,691	234,870	271,309	81,148	105,480	121,845
Fund II and Fund III Associates	1,038,698	2,075,513	1,908,518	(611,740)	46,041	(142,883)	(361,015)	30,115	(85,546)

	$2,512,159	$6,263,068	$4,535,177	$(308,367)	$2,535,864	$523,048	$(211,354)	$1,365,921	$251,609

The following information summarizes the financial position as of December 31, 2002 and 2001, and results of operations for the years ended December 31, 2002, 2001 and 2000 of Fund II-III-VI-VII Associates, in which the Joint Venture held an unconsolidated interest through its interest in Fund II-III Associates, as of December 31, 2002:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund II, III, VI, VII Associates	$4,976,432	$5,339,398	$135,338	$184,175	$4,841,094	$5,155,223	$706,800	$774,315

	Total Revenues			Net Income			Joint Venture’s Share of Net Income
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund II, III, VI, VII Associates	$714,630	$962,601	$968,985	$169,386	$263,092	$230,533	$24,730	$39,516	$34,626

FUND II AND FUND II-OW

(A Georgia Joint Venure)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
LOUIS ROSE BUILDING (a)	None	$1,282,500	$7,267,500	$607,623	$$1,367,856	$7,789,766	$0	$9,157,622	$4,077,790	1987	5/09/88	20 to 25 years

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND II-OW

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$9,138,974	$2,991,451
2000 additions	0	367,666

BALANCE AT DECEMBER 31, 2000	9,138,974	3,359,117
2001 additions	10,000	357,701

BALANCE AT DECEMBER 31, 2001	9,148,974	3,716,818
2002 additions	8,648	360,972

BALANCE AT DECEMBER 31, 2002	$9,157,622	$4,077,790

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund II and Fund III Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,249,966	$2,249,966
Building and improvements, less accumulated depreciation of $9,082,028 in 2002 and $8,379,922 in 2001	6,742,440	6,354,775

Total real estate assets	8,992,406	8,604,741
Investment in joint venture	1,134,506	1,210,117
Cash and cash equivalents	593,655	234,226
Due from affiliate	21,607	32,501
Accounts receivable, net	508,540	59,573
Prepaid expenses and other assets, net	449,114	36,842

Total assets	$11,699,828	$10,178,000

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$542,788	$102,918
Deferred rent	123,675	0
Partnership distributions payable	106,452	232,408

Total liabilities	772,915	335,326

Partners’ capital:
Fund II and Fund II-OW	6,929,986	6,266,590
Wells Fund III	3,996,927	3,576,084

Total partners’ capital	10,926,913	9,842,674

Total liabilities and partners’ capital	$11,699,828	$10,178,000

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Income (Loss)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$912,106	$1,704,954	$1,693,584
Reimbursement Income	84,091	296,923	159,445
Equity in income of joint venture	40,771	63,326	55,489
Other income	1,730	10,310	0

	1,038,698	2,075,513	1,908,518

Expenses:
Depreciation	702,105	828,677	931,254
Bad debt expense	(31,036)	31,036	0
Operating costs	646,988	885,680	869,813
Management and leasing fees	167,621	219,651	210,355
Joint Venture administration	106,966	51,916	28,860
Legal and accounting	37,794	12,512	11,119

	1,630,438	2,029,472	2,051,401

Net income (loss)	$(591,740)	$46,041	$(142,883)

Net income (loss) allocated to Fund II and Fund II-OW	$(361,015)	$30,115	$(85,546)

Net income (loss) allocated to Wells Fund III	$(230,725)	$15,926	$(57,337)

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Fund II and Fund II-OW	Wells Fund III	Total Partners’ Capital
Balance, December 31, 1999	$7,543,123	$4,375,948	$11,919,071

Net loss	(85,546)	(57,337)	(142,883)
Partnership distributions	(590,297)	(366,179)	(956,476)

Balance, December 31, 2000	6,867,280	3,952,432	10,819,712

Net income	30,115	15,926	46,041
Partnership distributions	(630,805)	(392,274)	(1,023,079)

Balance, December 31, 2001	6,266,590	3,576,084	9,842,674

Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	$6,929,986	$3,996,927	$10,926,913

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(591,740)	$46,041	$(142,883)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	702,105	828,677	931,254
Amortization of deferred lease acquisition costs	102,517	95,313	95,312
Equity in income of joint venture	(40,771)	(63,326)	(55,489)
Changes in assets and liabilities:
Accounts receivable, net	(494,267)	47,643	9,162
Prepaid expenses and other assets, net	46,713	(47,712)	0
Accounts payable, refundable security deposits and deferred rent	563,545	(5,983)	107,100
Due to affiliates	0	(917)	(1,488)

Total adjustments	879,842	853,695	1,085,851

Net cash provided by operating activities	288,102	899,736	942,968
Cash flows from investing activities:
Distributions received from joint venture	127,276	195,783	147,198
Expenditures for deferred lease acquisition costs	(516,202)	0	0
Investment in real estate assets	(1,089,770)	(73,696)	(58,200)

Net cash (used in) provided by investing activities	(1,478,696)	122,087	88,998
Cash flows from financing activities:
Contributions from joint venture partners	1,958,397	0	0
Distributions to joint venture partners	(408,374)	(1,085,426)	(888,934)

Net cash provided by (used in) financing activities	1,550,023	(1,085,426)	(888,934)
Net increase (decrease) in cash and cash equivalents	359,429	(63,603)	143,032
Cash and cash equivalents, beginning of year	234,226	297,829	154,797

Cash and cash equivalents, end of year	$593,655	$234,226	$297,829

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$106,452	$232,408	$294,755

Write-off of fully amortized deferred leasing costs	$54,351	$0	$0

See accompanying notes.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001 and 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 3, 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Wells Fund III”) known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture agreement between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and II-OW contributed its interest in a 5.8-acre of land known as 880 Holcomb Bridge located in Roswell, Georgia, to the Joint Venture. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VI”). The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Basis of Presentation

The Joint Venture does not control the operations of Fund II, III, VI and VII Associates. Accordingly, the Joint Venture’s investment in Fund II, III, VI and VII Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture, as further described in Note 4.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund II, Wells Fund IIOW, and Wells Fund III in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2002 and 2001 is comprised of the following balances:

	2002	2001
Deferred leasing costs, net	$448,114	$34,429
Prepaid expenses	0	2,413
Refundable security deposits	1,000	0

Total	$449,114	$36,842

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $516,810 and $468,644 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund remaining balances to the tenants upon the expiration of their lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable, Net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $31,036 have been recorded as of December 31, 2002 and 2001, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.      RELATED-PARTY TRANSACTIONS

Wells Fund II, Wells Fund II-OW and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $167,621, $219,651 and $210,355 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $106,966, $51,916 and $28,860, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund II, Wells Fund II-OW and Wells Fund III are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund II and Fund III Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.      RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,903,121
2004	1,908,653
2005	1,914,329
2006	1,920,137
2007	1,926,101
Thereafter	1,506,672

$11,079,013

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

4.      INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following information summarizes the financial position of Fund II, III, VI and VII Associates as of December 31, 2002 and 2001, and the results of operations for the years ended December 31, 2002, 2001 and 2000:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund II, III, VI and VII Associates	$4,976,432	$5,339,398	$135,338	$184,175	$4,841,094	$5,155,223	$1,134,506	$1,210,117

	Total Revenues			Net Income			Joint Venture’s Share of Net Income
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund II, III, VI and VII Associates	$714,630	$962,601	$968,985	$169,386	$263,092	$230,533	$40,771	$63,326	$55,489

FUND II AND FUND III ASSOCIATES

(a Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
BROOKWOOD GRILL (a)	None	$523,319	$0	$1,494,717	$745,223	$1,272,813	$0	$2,018,036	$548,805	1991	1/31/90	20 to 25 years
BOEING AT THE ATRIUM (b)	None	1,367,000	10,983,000	3,706,398	1,504,743	14,551,655	0	16,056,398	8,533,223	1988	4/03/89	20 to 25 years

Total		$1,890,319	$10,983,000	$5,201,115	$2,249,966	$15,824,468	$0	$18,074,434	$9,082,028

(a)	Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia.
(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.
(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND III ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$16,852,768	$6,619,992
2000 additions	58,200	931,254

BALANCE AT DECEMBER 31, 2000	16,910,968	7,551,246
2001 additions	73,696	828,676

BALANCE AT DECEMBER 31, 2001	16,984,664	8,379,922
2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	$18,074,434	$9,082,028