Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND II
filed 2003-05-09
CIK 797544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Investment in Joint Venture (Note 2)	$14,615,587	$14,721,865
Cash and cash equivalents	411,532	411,485
Due from Joint Venture	3,097,501	3,097,501

Total assets	$18,124,620	$18,230,851

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$8,135	$8,135
Accounts payable	2,857	2,857

Total liabilities	10,992	10,992

Partners’ capital:
Limited partners:
Class A—108,572 units	18,113,628	18,219,859
Class B—30,221 units	0	0

Total partners’ capital	18,113,628	18,219,859

Total liabilities and partners’ capital	$18,124,620	$18,230,851

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF LOSS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in loss of Joint Venture (Note 2)	$(106,278)	$(288,380)
Interest income	47	172

	(106,231)	(288,208)
EXPENSES:
Legal and accounting	0	22,069
Partnership administration	0	4,991

	0	27,060

NET LOSS	$(106,231)	$(315,268)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(106,231)	$(315,268)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(0.98)	$(2.90)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	108,572	$19,304,115	30,221	$0	$19,304,115
Net loss	0	(1,084,256)	0	0	(1,084,256)
Partnership distributions	0	0	0	0	0

BALANCE, December 31, 2002	108,572	18,219,859	30,221	0	18,219,859
Net loss	0	(106,231)	0	0	(106,231)

BALANCE, March 31, 2003 (unaudited)	108,572	$18,113,628	30,221	$0	$18,113,628

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,231)	$(315,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Joint Venture	106,278	288,380
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(35)
Accounts payable	0	1,735

Net cash provided by operating activities	47	(25,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	0	50,075

NET INCREASE IN CASH AND CASH EQUIVALENTS	47	24,887

CASH AND CASH EQUIVALENTS, beginning of period	411,485	45,875

CASH AND CASH EQUIVALENTS, end of period	$411,532	$70,762

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$3,097,501	$266,551

Partnership distributions payable	$8,135	$0

See accompanying notes.

WELLS REAL ESTATE FUND II

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II-IIOW Associates	1. Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

Fund II and Fund II-OW (“Fund II-IIOW Associates” or the “Joint Venture”)	— Wells Real Estate Fund II — Wells Real Estate Fund IIOW	2. Louis Rose Building A two story office building located in Charlotte, North Carolina

Fund II and Fund III Associates (“Fund II-III Associates “)	— Fund II-IIOW Associates — Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four story office building located in Houston Texas 4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d) Distributions of Net Cash From Operations

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

(a) Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures described above; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership holds a direct ownership interest, for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues			Net (Loss)		Partnership’s Share of (Loss) Income
	Three Months Ended			Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-IIOW Associates	$102,164	$(114,654	)*	$(112,238)	$(304,543)	$(106,278)	$(288,380)

*	The Partnership’s share of income earned from its investments in the joint ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

(c) Summary of Operations

The following information summarizes the operations of the Joint Ventures, in which the Partnership holds interests through its ownership in Fund II-IIOW Associates, for the three months ended March 31, 2003 and

2002, respectively:

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund I-II Tucker Associates	$320,626		$364,160		$92,352	$46,098	$44,412	$20,702
Fund I-II-IIOW-VI-VII Associates	0		43,326		0	24,861	0	13,342
Fund II-III Associates	520,988	**	166,501	**	78,731	(243,375)	48,974	(148,920)

	$841,614		$573,987		$171,083	$(172,416)	$93,386	$(114,876)

*	The Partnership’s share of income earned from its investments in the joint ventures presented is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

(d) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership holds an interest through its ownership in Fund II-III Associates, for the three months ended March 31, 2003 and March

31, 2002, respectively:

	Total Revenues		Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-III-VI-VII Associates	$135,573	$186,082	$10,398	$60,829	$1,519	$8,887

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnerships owns interest paid management and leasing fees to Wells Management of $45,254 and $49,601, respectively.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the quarters ended March 31, 2003 and 2002, the Partnership and its Joint Venture reimbursed $22,195 and $11,025, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $(106,231) and $(288,208) for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding change in equity in loss of Joint Venture, which is further described below.

Equity In Loss of Joint Venture

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Joint Venture holds an interest increased in 2003, as compared to 2002, primarily due to an increase in occupancy of Boeing at the Atrium from 0% as of March 31, 2002 to approximately 80% as of March 31, 2003. As a result of these increased revenues, equity in loss of joint venture decreased from $(288,380) in the first quarter of 2002 to $(106,278) in the first quarter of 2003.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Joint Venture holds an interest increased in 2003, as compared to 2002, primarily due to an increase in and legal and accounting fees as a result of changing independent auditors in 2002 and evaluating various liquidation alternatives for the Partnership’s portfolio of properties.

Expenses

Expenses of the Partnership were $0 and $27,060 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from a change in the Partnership’s methodology for allocating certain legal and accounting costs and administration expenses related to the Partnership. As all of the Partnership’s operations are generated from investments held through its interest in Fund II-IIOW Associates, all such costs have been allocated and paid at the Fund II-IIOW Associates level during 2003.

As a result, net loss of the Partnership was $(106,231) and $(315,268) for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $47 and $(25,188) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 is largely a result of evaluating various liquidation strategies for the Partnership’s portfolio of properties during the first quarter of 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $0 and $50,075 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted primarily from reserving funds at the joint venture level in order to fund the remaining tenant improvements for Boeing at the Atrium and future anticipated capital expenditures and leasing costs anticipated in connection with the re-leasing of Louis Rose Building during the second half of 2003. Louis Rose Building was vacant as of March 31, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities was $0 for the three months ended March 31, 2003 and 2002, as the Partnership has withheld distributions to limited partners holding Class A units in order to fund tenant improvements and leasing costs for Boeing at the Atrium and future lease-up costs anticipated for Louis Rose Building during the both periods.

Distributions

No distributions were paid to the limited partners in either the first quarter of 2003 or the first quarter of 2002. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated upon releasing Louis Rose Building

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property is being held in reserve as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest, directly and through investments in joint ventures, in consideration of the best interests of the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership intends to fund its share of the remaining tenant improvements and leasing costs for Boeing at the Atrium, which are anticipated to be completed during 2003 and cost approximately $160,000, of which approximately $58,000 is attributable to the Partnership. During the first quarter of 2003, American Trust Bank entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property. In connection therewith, Fund II-III-VI-VII Associates anticipates funding tenant improvements of approximately $128,000 during the second and third quarters of 2003, of which approximately $18,000 would be attributable to the Partnership.

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc.. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

(g) Subsequent Event

On April 7, 2003, Fund I-II Tucker Associates sold a retail shopping center containing approximately 29,858 rentable square feet located in Tucker, Dekalb County, Georgia (the “Heritage Retail Center Property”) for a $3.4 million sales price. The Heritage Retail Center Property, along with a commercial office building complex divided into seven separate buildings containing approximately 67,465 rentable square feet, is collectively known as Heritage Place. Fund I-II Tucker Associates still owns the commercial office building complex portion of this property. The Fund II-Fund IIOW Associates is a joint venture in which the Partnership owns approximately a 95% equity interest, and Wells Real Estate Fund IIOW owns approximately a 5% equity interest. Through its interest in Fund II-Fund IIOW Associates, the Partnership holds approximately a 45.5% equity interest in Fund I-II Tucker Associates. The net proceeds allocable to the Partnership as a result of the sale of the Heritage Retail Center Property were approximately $1.44 million. The Partnership recognized a gain of approximately $210,000 from the sale of the Heritage Retail Center Property.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate

General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a–14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II
(Registrant)

BY: WELLS CAPITAL, INC.
(Corporate General Partners)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002