Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND II
filed 2003-11-07
CIK 797544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-16518

WELLS REAL ESTATE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1687709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒    No ☐

WELLS REAL ESTATE FUND II

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Investment in Fund II and Fund II-OW (Note 2)	$14,697,844	$14,721,865
Due from Fund II and Fund II-OW	3,098,884	3,097,501
Cash and cash equivalents	128,023	411,485

Total assets	$17,924,751	$18,230,851

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$8,135	$8,135
Accounts payable	0	2,857

Total liabilities	8,315	10,992

Partners’ capital:
Limited partners:
Class A—108,572 units outstanding as of September 30, 2003 and December 31, 2002	17,916,616	18,219,859
Class B—30,221 units outstanding as of September 30, 2003 and December 31, 2002	0	0
General Partners	0	0

Total partners’ capital	17,916,616	18,219,859

Total liabilities and partners’ capital	$17,924,751	$18,230,851

See accompanying notes

WELLS REAL ESTATE FUND II

STATEMENTS OF LOSS

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Interest and other income	$74	$5,523	$4,375	$9,056

	74	5,523	4,375	9,056
EXPENSES:
Equity in loss of Fund II and Fund II-OW (Note 2)	141,586	267,436	307,618	964,504
Partnership administration	0	40	0	50

	141,586	267,476	307,618	964,554

NET LOSS	$(141,512)	$(261,953)	$(303,243)	$(955,498)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(141,512)	$(261,953)	$(303,243)	$(955,498)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(1.30)	$(2.41)	$(2.79)	$(8.80)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

See accompanying notes

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Capital	Amounts
BALANCE, December 31, 2001	108,572	$19,304,115	30,221	$0	$0	$19,304,115
Net loss	0	(1,084,256)	0	0	0	(1,084,256)

BALANCE, December 31, 2002	108,572	18,219,859	30,221	0	0	18,219,859
Net loss	0	(303,243)	0	0	0	(303,243)

BALANCE, September 30, 2003 (unaudited)	108,572	$17,916,616	30,221	$0	$0	$17,916,616

See accompanying notes

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,243)	$(955,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	307,618	964,504
Changes in assets and liabilities:
Due from Fund II and Fund II-OW	(1,383)	461
Prepaid expenses and other assets	0	(2,385)
Accounts payable	(2,857)	(3,051)

Net cash provided by operating activities	135	4,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II and Fund II-OW	(283,597)	(1,067,392)
Distributions received from Fund II and Fund II-OW	0	1,568,739

Net cash (used in) provided by investing activities	(283,597)	501,347

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(283,462)	505,378
CASH AND CASH EQUIVALENTS, beginning of period	411,485	45,875

CASH AND CASH EQUIVALENTS, end of period	$128,023	$551,253

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Venture	$3,098,884	$1,773,177

Partnership distributions payable	$8,135	$0

See accompanying notes

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

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

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund II-OW (“Fund II-IIOW Associates”)	— Wells Real Estate Fund II — Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II-IIOW Associates	2. Heritage Place A commercial office complex located in Tucker, Georgia

Fund II and Fund III Associates (“Fund II-III Associates”)	— Fund II-IIOW Associates — Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”), a joint venture between Fund II-IIOW Associates, Wells Real Estate Fund I, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,436,000 and a gain of approximately $133,000 were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted Capital Contribution, plus a cumulative 12% per annum return on his/her adjusted Capital Contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net cash available for distribution previously received by limited partners holding Class A Units on a per-unit basis; (c) then to the General Partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted Capital Contribution, over (ii) such General Partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

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

The Partnership does not have control over the operations of Fund II-IIOW Associates or the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investment in Fund II-IIOW Associates and the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Fund II-IIOW Associates for the three and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Loss		Partnership’s Share of Net Loss
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund II-IIOW Associates	$46,327	*	$(88,508	)*	$(149,526)	$(282,433)	$(141,586)	$(267,436)

	Total Revenues				Net Loss		Partnership’s Share of Net Loss
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30
	2003		2002		2003	2002	2003	2002
Fund II-IIOW Associates	$294,530	*	$(411,407	)*	$(324,869)	$(1,018,583)	$(307,618)	$(964,504)

*	The Partnership’s share of loss earned from its investments in the Joint Ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in loss of Joint Ventures, which is classified as an expense.

(c)	Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership holds interests through its ownership in Fund II-IIOW Associates for the three and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)		Fund II-IIOW Associates’ Share of Net Income (Loss)*
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund I-II Tucker Associates	$184,486		$199,783		$(20,893)	$8,047	$0	$3,449	$(20,893)	$11,496	$(10,047)	$5,163
Fund I-II-IIOW-VI-VII Associates	0		37,846		0	37,651	0	0	0	37,651	0	20,543
Fund II-III Associates	521,818	**	200,663	**	73,209	(204,866)	0	0	73,209	(204,866)	46,038	(124,349)

	$706,304		$438,292	(1)	$52,316	$(159,168)	$0	$3,449	$52,316	$(155,719)	$35,991	$(98,643)

(1)	Amounts have been restated to reflect tenant reimbursements of $16,139 as revenues for the three months ended September 30, 2002, which has no impact on net loss.

	Total Revenues				Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)		Fund II-IIOW Associates’ Share of Net Income (Loss)*
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003		2002		2003	2002	2003	2002	2003	2002	2003	2002
Fund I-II Tucker Associates	$567,870		$657,591		$(159,926)	$74,255	$478,333	$31,824	$318,407	$106,079	$153,122	$47,640
Fund I-II-IIOW-VI-VII Associates	0		108,124		0	90,675	0	0	0	90,675	0	49,473
Fund II-III Associates	1,558,642	**	349,510	**	179,865	(849,463)	0	0	179,865	(849,463)	112,174	(518,763)

	$2,126,512	**	$1,115,225	(2)	$19,939	$(684,533)	$478,333	$31,824	$498,272	$(652,709)	$265,296	$(421,650)

(2)	Amounts have been restated to reflect tenant reimbursements of $89,231 as revenues for the nine months ended September 30, 2002, which has no impact on net loss.

*	The Partnership’s share of income (loss) earned from its investments in the Joint Ventures presented above is recorded by Fund II-IIOW Associates as equity in income(loss) of Joint Ventures, which is classified as an expense.

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of Joint Venture, which is classified as an expense.

(d)	Summary of Operations

The following information summarizes the operations of the joint ventures in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months and nine months ended September 30, 2003 and September 30, 2002, respectively:

	Total Revenues			Net Income		Fund II-III Associates Share of Net Income**
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund II-III-VI-VII Associates	$194,228	$161,289	(3)	$66,670	$20,320	$15,621	$4,891

(3)	Amounts have been restated to reflect tenant reimbursements of $21,189 as revenues for the three months ended September 30, 2002, which has no impact on net loss.

	Total Revenues			Net Income		Fund II-III Associates Share of Net Income**
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30
	2003	2002		2003	2002	2003	2002
Fund II-III-VI-VII Associates	$476,085	$549,417	(4)	$95,598	$140,517	$22,398	$33,823

(4)	Amounts have been restated to reflect tenant reimbursements of $50,850 as revenues for the nine months ended September 30, 2002, which has no impact on net loss.

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of Joint Ventures, which is classified as an expense.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fee

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns an interest incurred management and leasing fees payable to Wells Management of $44,386 and $14,983 for the three months ended September 30, 2003 and 2002, respectively, and $132,381 and $93,607 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. Fund II-IIOW Associates and the Joint Ventures have reimbursed $53,254 and $42,183 for the three months ended September 30, 2003 and 2002, respectively, and $177,193 and $166,939 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions, or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $74 and $5,523 for the three months ended September 30, 2003 and 2002, respectively, and $4,375 and $9,056 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in revenues is primarily attributable to the decrease in interest income, as a portion of the net proceeds from held from the sale of the Cherokee Commons property were used to fund tenant improvements for Boeing at the Atrium during the latter half of 2002 and in 2003.

Expenses

Expenses of the Partnership were $141,586 and $267,476 for the three months ended September 30, 2003 and 2002, respectively, and $307,618 and $964,554 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease resulted primarily from the corresponding change in equity in loss of Joint Venture as described below.

Equity In Loss of Fund II-IIOW Associates

Gross Revenues of Fund II-IIOW Associates

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to a significant increase in occupancy for Boeing at the Atrium beginning in the second half of 2002, partially offset by (i) a decrease in occupancy at the office portion of Heritage Place during 2003, and (ii) a reduction in interest income earned by Fund I-II-IIOW-VI-VII Associates as a result of liquidating this joint venture during the fourth quarter of 2002.

Expenses of Fund II-IIOW Associates

Expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily as a result of (i) the aforementioned increase in occupancy of Boeing at the Atrium, resulting in increases in management and other operational expenses relating to this property, and (ii) an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Equity in Income of Fund II-IIOW Associates From Discontinued Operations of the Joint Ventures

Equity in income of Fund II-IIOW Associates from discontinued operations of the Joint Ventures decreased for three months ended September 30, 2003, as compared to the same period in 2002, and increased for the nine months ended September 30, 2003, as compared to the same period in 2002, primarily as a result of the gain recognized on the sale of the retail portion of Heritage Place in the second quarter of 2003.

As a result of the increase in gross revenues of Fund II-IIOW Associates and equity in income of Fund II-IIOW Associates from discontinued operations, partially offset by the increase in expenses of Fund II-IIOW Associates, as described above, equity in loss of Fund II-IIOW Associates decreased from $267,436 to $141,586 for the three months ended September 30, 2002 and 2003, respectively and decreased from $964,504 to $307,618 for the nine months ended September 30, 2002 and 2003, respectively.

Net Loss

As a result of the factors described above, the Partnership reported net loss of $141,512 and $261,953 for the three months ended September 30, 2003 and 2002, respectively, and $303,243 and $955,498 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities declined to $135 for the nine months ended September 30, 2003, as compared to $4,031 for the nine months ended September 30, 2002, primarily due to a change in the timing of (i) paying accounts payable and (ii) prepaid expenses and other assets in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(283,597) and $501,347 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease is primarily attributable to Fund II-IIOW Associates reserving cash flows otherwise distributable to the Partnership and Wells Real Estate Fund II-OW in order to fund future anticipated tenant improvements and leasing costs anticipated in connection with re-leasing of the currently vacant Louis Rose Building, partially offset by a reduction in investment in Fund II-IIOW Associates due to funding the majority of tenant improvements and releasing costs related to the increase in occupancy of Boeing at the Atrium in 2002.

Distributions

No distributions of operating cash flows were paid to the limited partners holding Class A Units during either the third quarter of 2003 or the third quarter of 2002 in order to reserve cash flows to fund tenant improvements and re-leasing costs for Boeing at the Atrium and Holcomb Bridge property in 2002, and to reserve funds for future tenant improvements and leasing costs anticipated in connection with the re-leasing of the currently vacant Louis Rose Building. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated upon re-leasing the Louis Rose Building and funding all related re-leasing costs. No distributions were made to limited partners holding Class B Units.

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property and the retail portion of the Heritage Place property are being held in reserve as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest in consideration of the best interests of the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. As of September 30, 2003, Fund II-III-VI-VII Associates has funded approximately $80,000 of these costs and anticipates funding the remainder during the fourth quarter of 2003. Of the remainder to be funded, approximately $18,000 is attributable to the Partnership’s interest in Fund II-III-VI-VII Associates.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk- sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated August 4, 2003 disclosing a letter to investors indicating the General Partners’ intention to reserve operating distributions otherwise payable to the limited partners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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