Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND II
filed 2004-05-10
CIK 797544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund II (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., our corporate General Partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investment in Fund II and Fund II-OW (Note 2)	$12,716,311	$12,996,755
Due from Fund II and Fund II-OW	4,733,822	4,610,626
Cash and cash equivalents	130,283	130,245

Total assets	$17,580,416	$17,737,626

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$8,135	$8,135
Partners’ capital:
Limited partners:
Class A – 108,572 units outstanding	17,572,281	17,729,491
Class B – 30,221 units outstanding	0	0
General partners	0	0

Total partners’ capital	17,572,281	17,729,491

Total liabilities and partners’ capital	$17,580,416	$17,737,626

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Interest and other income	$38	$47

	38	47
EXPENSES:
Equity in loss of Fund II and Fund II-OW (Note 2)	157,248	106,278

	157,248	106,278

NET LOSS	$(157,210)	$(106,231)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(157,210)	$(106,231)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(1.45)	$(0.98)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners					Total
	Class A		Class B		General	Partners’
	Units	Amounts	Units	Amounts	Partners	Capital
BALANCE, December 31, 2002	108,572	$18,219,859	30,221	$0	$0	$18,219,859
Net loss	0	(490,368)	0	0	0	(490,368)

BALANCE, December 31, 2003	108,572	17,729,491	30,221	0	0	17,729,491
Net loss	0	(157,210)	0	0	0	(157,210)

BALANCE, March 31, 2004	108,572	$17,572,281	30,221	$0	$0	$17,572,281

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,210)	$(106,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	157,248	106,278

Net cash provided by operating activities	38	47

NET INCREASE IN CASH AND CASH EQUIVALENTS	38	47
CASH AND CASH EQUIVALENTS, beginning of period	130,245	411,485

CASH AND CASH EQUIVALENTS, end of period	$130,283	$411,532

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Fund II and Fund II-OW	$123,195	$3,097,501

Partnership distributions payable	$0	$8,135

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

Wells Real Estate Fund II (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on June 23, 1986 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights regardless of class.

On September 8, 1986, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988, at which time the Partnership had sold approximately 139,793 Class A Units and Class B Units representing capital contributions of $34,948,250 from investors who were admitted to the Partnership as limited partners. Following the termination of the offering, the Partnership repurchased 1,000 limited partnership units.

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	2. Heritage Place A commercial office complex located in Tucker, Georgia

Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
4. Brookwood Grill A restaurant located in Roswell, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,461,000 and a gain of approximately $133,000 were allocated to the Partnership in the second quarter of 2003.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c) Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net cash available for distribution previously received by limited partners holding Class A Units on a per-unit basis; (c) then to the General Partners in proportion to and to the extent of the excess of (i) each General Partner’s adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such General Partners, over (ii) such General Partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

(d) Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to each limited partner holding Class A Units until he has received an 8% per annum return on his adjusted capital contributions, as defined. Cash available for distribution is then distributed to each limited partner holding Class B Units until he has received an 8% per annum return on his adjusted capital contributions, as defined. Excess cash available for distribution will be distributed to the General Partners until each has received 10% of total distributions to each limited partner for the year. Thereafter, cash available for distribution is distributed 90% to the limited partners and 10% to the General Partners.

2.    INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investment in Fund II-IIOW Associates and the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b) Summary of Operations

The following information summarizes the operations of the Fund II-IIOW Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Net Loss
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Fund II-IIOW Associates	$45,040	$102,164	$(167,546)	$(112,238)

(c) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership holds interests through its ownership in Fund II-IIOW Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues			(Loss) Income From Continuing Operations		Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003		2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$178,220	$200,654		$(28,520)	$22,286	$0	$70,066	$(28,520)	$92,352
Fund II-III Associates	536,327	520,988	*	76,941	78,731	0	0	76,941	78,731

	$714,547	$721,642		$48,421	$101,017	$0	$70,066	$48,421	$171,083

*	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

(d) Summary of Operations

The following information summarizes the operations of the joint ventures in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$210,913	$135,573	$94,378	$10,398

3.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns an interest incurred management and leasing fees payable to Wells Management of $56,487 and $45,390 for the three months ended March 31, 2004 and 2003, respectively.

(b) Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Fund II-IIOW Associates and the Joint Ventures have reimbursed Wells Capital $64,266 and $62,918 for the three months ended March 31, 2004 and 2003, respectively.

(c) Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.    SUBSEQUENT EVENT

On April 6, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates (collectively, the “Seller”) entered into an agreement to sell the two properties listed below to an unrelated third party (the “Purchaser”) for a gross sales price of $9,500,000. This transaction is currently subject to a due diligence period expiring on May 21, 2004, during which the Purchaser has the right to terminate the agreement for any reason. Accordingly, there are no assurances that this sale will close.

Seller	Joint Venture Partners	Properties

Fund II-III Associates	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	1. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

5.    CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership generally straddles the positioning-for-sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties through interests in the Joint Ventures. As of March 31, 2004, two properties are fully leased to tenants under renewed lease terms, one property is approximately 83% leased, one property is vacant, one property was sold in 2001, and part of one property was sold in 2003, while the remainder of this property is 54% occupied as of March 31, 2004.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

In 2004, net loss increased primarily due to the sale of the retail portion of Heritage Place in the second quarter of 2003 partially offset by an increase in occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003. Cash flows remained relatively stable in the first quarter of 2004 as compared to the first quarter of 2003.

During 2004, the Partnership anticipates transitioning further into the disposition and liquidation phase. Substantially all of the Partnership’s operational revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate reinstating distributions to limited partners once tenants are found for the vacant Louis Rose Building and funding of related leasing costs and tenant improvements required in connection therewith.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $38 and $47 for the three months ended March 31, 2004 and 2003, respectively. The 2004 income remains stable as compared to 2003.

Expenses of the Partnership

Expenses of the Partnership were $157,248 and $106,278 for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase resulted primarily from the corresponding change in equity in loss of Fund II-IIOW Associates as described below.

Equity in Loss of Fund II-IIOW Associates

Gross Revenues of Fund II-IIOW Associates

Gross revenues of Fund II-IIOW Associates decreased in 2004, as compared to 2003, resulting primarily from the decrease in equity in income of Joint Ventures as described in the following section.

Equity in Loss of Affiliated Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures in Which Fund II-IIOW Associates Holds Interests

Gross revenues of the joint ventures in which Fund II-IIOW Associates hold interests decreased in 2004, as compared to 2003, primarily due to a decrease in occupancy for the Heritage Place, partially offset by an increase in occupancy for Boeing at the Atrium and the Holcomb Bridge Property.

Expenses of Joint Ventures in Which Fund II-IIOW Associates Hold Interests

The expenses of the joint ventures in which Fund II-IIOW Associates hold interests increased in 2004, as compared to 2003, primarily due to an increase in operating costs related to the increases in occupancy of Boeing at the Atrium and the Holcomb Bridge Property.

Equity In Loss of Affiliated Joint Ventures – Discontinued Operations

On April 7, 2003, the Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000.

Equity in income of Fund II-IIOW Associates from discontinued operations of the Joint Ventures decreased for the three months ended March 31, 2004, as compared to the same period in 2003, due to the sale of the retail portion of Heritage Place on April 7, 2003.

As a result of all of the aforementioned factors, Fund II-IIOW Associates’ equity in income of Joint Ventures decreased to $34,259 from $93,387 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of Fund II-IIOW Associates

Expenses of Fund II-IIOW Associates remained relatively stable at $212,586 in 2004 and $214,402 in 2003.

Net Loss of the Partnership

As a result of the aforementioned factors, the Partnership reported net loss of $157,210 and $106,231 for the three months ended March 31, 2004 and 2003, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $38 and $47 for the three months ended March 31, 2004 and 2003, respectively.

Distributions

No distributions were paid to the limited partners holding Class A Units in either the first quarter of 2004 or the first quarter of 2003. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated following the re-leasing of the Louis Rose Building and funding-related leasing costs and tenant improvements required in connection therewith. In accordance with the partnership agreement, no distributions have been made to the limited partners holding Class B Units or to the General Partners.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate that the Partnership will utilize capital resources to fund its pro-rata portion of the costs necessary to (i) re-lease the Louis Rose Building, increasing the occupancy of Heritage Place, and (iii) fund building improvement for Boeing at the Atrium.

(d) Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g) Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital, and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital, and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs, and expenses.

(h) Subsequent Event

On April 6, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates (collectively, the “Seller”) entered into an agreement to sell the two properties listed below to an unrelated third party (the “Purchaser”) for a gross sales price of $9,500,000. This transaction is currently subject to a due diligence period expiring on May 21, 2004, during which the Purchaser has the right to terminate the agreement for any reason. Accordingly, there are no assurances that this sale will close.

Seller	Joint Venture Partners	Properties

Fund II-III Associates	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	1. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	On March 26, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004 disclosing certain litigation which had been filed against our General Partners, Leo Wells and Wells Capital, Inc., and certain other Wells affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/S/ LEO F. WELLS, III Leo F. Wells, III President
May 10, 2004	/S/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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