Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND II
filed 2004-08-11
CIK 797544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-16518

WELLS REAL ESTATE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1678709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund II (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND II

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investment in Fund II and Fund II-OW (Note 2)	$12,479,429	$12,996,755
Cash and cash equivalents	130,572	130,245
Due from Fund II and Fund II-OW	4,769,114	4,610,626

Total assets	$17,379,115	$17,737,626

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$8,135	$8,135

Partners’ capital:
Limited partners:
Class A—108,572 units outstanding	17,370,980	17,729,491
Class B—30,221 units outstanding	0	0
General partners	0	0

Total partners’ capital	17,370,980	17,729,491

Total liabilities and partners’ capital	$17,379,115	$17,737,626

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN LOSS OF FUND II AND FUND II-OW (Note 2)	$(201,590)	$(59,754)	$(358,838)	$(166,033)

OTHER INCOME	288	4,254	327	4,302

NET LOSS	$(201,302)	$(55,500)	$(358,511)	$(161,731)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(201,302)	$(55,500)	$(358,511)	$(161,731)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(1.85)	$(0.51)	$(3.30)	$(1.49)

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF OPERATING CASH PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.00	$0.00	$0.00

CLASS B	$0.00	$0.00	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	108,572	$18,219,859	30,221	$0	$0	$18,219,859

Net loss	0	(490,368)	0	0	0	(490,368)

BALANCE, December 31, 2003	108,572	17,729,491	30,221	0	0	17,729,491

Net loss	0	(358,511)	0	0	0	(358,511)

BALANCE, June 30, 2004	108,572	$17,370,980	30,221	$0	$0	$17,370,980

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,511)	$(161,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	358,838	166,033
Changes in operating assets and liabilities:
Accounts payable	0	(2,857)

Total adjustments	358,838	163,176

Net cash provided by operating activities	327	1,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II and Fund II-OW	0	(283,597)

Net cash used in investing activities	0	(283,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327	(282,152)

CASH AND CASH EQUIVALENTS, beginning of period	130,245	411,485

CASH AND CASH EQUIVALENTS, end of period	$130,572	$129,333

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$8,135

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	General

Wells Real Estate Fund II (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, a Georgia corporation, serving as its general partners (collectively, the “General Partners”). The Partnership was formed on June 23, 1986 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights regardless of class.

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas 4. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia

(1)	The retail portion of Heritage Place was sold in April 2003.
(2)	Properties were sold in July 2004.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,461,000, and a gain of approximately $133,000 were allocated to the Partnership.

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

(d)	Distributions of Net Cash From Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to each limited partner holding Class A Units until he has received an 8% per annum return on his adjusted capital contributions, as defined. Net cash from operations is then distributed to each limited partner holding Class B Units until he has received an 8% per annum return on his adjusted capital contributions, as defined. Any excess net cash from operations would then be distributed to the General Partners until they have received 10% of the total distributions for the year. Thereafter, net cash from operations is distributed 90% to the limited partners and 10% to the General Partners.

(e)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership and the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investment in Fund II-IIOW Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations—Fund II-IIOW Associates

The following information summarizes the operations of the Fund II-IIOW Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Net Loss
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Fund II-IIOW Associates	$10,806	$10,121	$(211,415)	$(63,106)

	Total Revenues		Net Loss
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fund II-IIOW Associates	$21,587	$18,898	$(378,961)	$(175,344)

(c)	Summary of Operations—Fund II-IIOW Associates’ Investments

The following information summarizes the operations of the joint ventures in which the Partnership holds interests through its equity interest in Fund II-IIOW Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$175,353	$177,603	$(25,348)	$(22,389)	$0	$269,336	$(25,348)	$246,947
Fund II-III Associates	446,104	434,445	6,268	(17,652)	78,832	45,576	85,100	27,924

	$621,457	$612,048	$(19,080)	$(40,041)	$78,832	$314,912	$59,752	$274,871

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$353,573	$378,257	$(53,868)	$(139,033)	$0	$478,333	$(53,868)	$339,300
Fund II-III Associates	892,208	831,157	26,260	(25,801)	135,781	132,457	162,041	106,656

	$1,245,781	$1,209,414	$(27,608)	$(164,834)	$135,781	$610,790	$108,173	$445,956

(d)    Summary of Operations—Fund II-III Associates’ Investments

The following information summarizes the operations of the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$113,344	$18,529	$113,344	$18,529

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$207,722	$28,927	$207,722	$28,927

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $32,893 and $28,178 for the three months ended June 30, 2004 and 2003, respectively, and $62,073 and $52,150 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Joint Ventures have reimbursed Wells Capital $75,523 and $51,189 for the three months ended June 30, 2004 and 2003, respectively, and $153,828 and $123,983 for the six months ended June 30, 2004 and 2003, respectively.

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

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $1,369,000 and recognized a gain of approximately $513,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $954,000, recognized an immediate gain of approximately $259,000, and recorded a deferred gain of approximately $22,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gains on the sales of the Holcomb Bridge Property and Brookwood Grill may be adjusted as additional information becomes available in subsequent periods.

5.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition and liquidation phase of its life cycle. We have now sold three assets and a portion of Heritage Place. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The sale of the Holcomb Bridge Property and Brookwood Grill on July 1, 2004 (after the close of the quarter), was a highlight for the Partnership, which held approximate interests of 14% and 59% in the two properties, respectively. The sale capitalized on the current strong investor demand for retail shopping centers in the market.

With a number of properties sold, the General Partners are currently reserving operating cash and net sale proceeds to fund the re-leasing costs anticipated for the Louis Rose Building and Heritage Place. Further, the General Partners anticipate continuing to hold operating distributions until the Louis Rose Building is fully re-leased. As 2004 progresses and the outcome of the re-leasing efforts are known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $25.2 million, as compared to the approximately $27.1 million originally invested, or approximately 93% of the dollars invested since inception. No operating distributions have been made to the General Partners, in line with the partnership agreement.

Property Summary

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $954,000 in net sales proceeds has been allocated to the Partnership. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all, or a portion, of these net sales proceeds can be distributed in 2005.

•	The Boeing at the Atrium property is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company.

•	The Brookwood Grill property was sold on July 1, 2004, and approximately $1,369,000 in net sales proceeds has been allocated to the Partnership. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all, or a portion, of these net sales proceeds can be distributed in 2005.

•	The Cherokee Commons property was sold in 2001 and approximately $4,276,000 of the net sales proceeds was allocated to the Partnership. A portion of the proceeds (approximately $1,137,000) was used to fund the Partnership’s pro rata share of re-leasing costs at Boeing at the Atrium in 2002 and 2003. The remaining net sales proceeds of approximately $3,139,000 have been reserved to fund the re-leasing costs for the Louis Rose Building, which is currently vacant.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003, and net sales proceeds of approximately $1,461,000 were allocated to the Partnership. These proceeds have been reserved to fund the re-leasing costs for the Louis Rose Building. The remaining office component at Heritage Place is currently approximately 57% leased and our leasing efforts continue.

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing the building.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. Specifically, we will focus our efforts on re-leasing the Louis Rose Building, which has remained vacant following the expiration of Louis Rose’s lease on April 30, 2001. Softening of the Charlotte office market and related Northeast submarket over the past three years has made the re-leasing of this building challenging.

As we move further into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds are generally encountering lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Loss of Joint Ventures

Equity in loss of the Joint Ventures was $201,590 and $59,754 for the three months ended June 30, 2004 and 2003, respectively, and $358,838 and $166,033 for the six months ended June 30, 2004 and 2003, respectively. The increase in losses is primarily attributable to (a) forgone income from the sale of the retail portion of Heritage Place in April 2003, (b) an increase in administrative expenses recorded by Fund II-IIOW Associates related to increased reporting and regulatory requirements, partially offset by (c) an increase in occupancy of Boeing at the Atrium, (d) the Holcomb Bridge Property beginning in the second half of 2003, and (e) the gain recognized from the sale of the retail portion of Heritage Place.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows of approximately $300, as compared to approximately $1,400, for the six months ended June 30, 2003. Fund II-IIOW Associates continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2004. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s current working capital needs, including liabilities of approximately $8,000 as of June 30, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease the Louis Rose Building. We expect to reinstate operating distributions to limited partners following the re-leasing of the Louis Rose Building and funding of related leasing costs and tenant improvements required in connection therewith.

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of Louis Rose’s lease on April 30, 2001. The Northeast submarket continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. Current vacancy in the submarket is 35.7%, compared to the vacancy rate for Charlotte as a whole of 16.5%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or the rental rates to be achieved in connection therewith.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through the Joint Ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Cherokee Commons (sold 2001)	$8,414,089	50.8%	$4,275,779	$1,136,753	Re-leasing of Boeing at the Atrium (2003)	$0	$3,139,026
Heritage Place— retail portion (sold 2003)	3,207,708	45.5%	1,460,790	0	—	0	1,460,790

Total			$5,736,569	$1,136,753		$0	$4,599,816

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property and the retail portion of the Heritage Place property are being held in reserve at Fund II-IIOW Associates as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest in consideration of the best interests of the limited partners.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

Subsequent Event

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $1,369,000 and recognized a gain of approximately $513,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $954,000, recognized an immediate gain of approximately $259,000, and recorded a deferred gain of approximately $22,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. Gains on the sales of the Holcomb Bridge Property and Brookwood Grill may be adjusted as additional information becomes available in subsequent periods.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 11, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

August 11, 2004	/s/ DOUGLAS P. WILLIAMS
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