Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND II
filed 2005-05-13
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-16518

WELLS REAL ESTATE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1678709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND II

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investment in Fund II and Fund II-OW	$10,544,364	$10,696,518
Cash and cash equivalents	116,566	116,506
Due from Fund II and Fund II-OW	7,246,498	7,130,720

Total assets	$17,907,428	$17,943,744

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$8,135	$8,135

PARTNERS’ CAPITAL:
Limited partners:
Class A—108,572 units issued and outstanding	17,575,607	17,476,652
Class B—30,221 units issued and outstanding	323,686	458,957
General partners	0	0

Total partners’ capital	17,899,293	17,935,609

Total liabilities and partners’ capital	$17,907,428	$17,943,744

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(36,376)	$(157,248)

INTEREST AND OTHER INCOME	60	38

NET LOSS	$(36,316)	$(157,210)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$98,955	$(157,210)

CLASS B	$(135,271)	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.91	$(1.45)

CLASS B	$(4.48)	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	108,572	$17,729,491	30,221	$0	$0	$17,729,491

Net income (loss)	0	(252,839)	0	458,957	0	206,118

BALANCE, December 31, 2004	108,572	17,476,652	30,221	458,957	0	17,935,609

Net income (loss)	0	98,955	0	(135,271)	0	(36,316)

BALANCE, March 31, 2005	108,572	$17,575,607	30,221	$323,686	$0	$17,899,293

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,316)	$(157,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Fund II and Fund II-OW	36,376	157,248

Net cash provided by operating activities	60	38

CASH AND CASH EQUIVALENTS, beginning of period	116,506	130,245

CASH AND CASH EQUIVALENTS, end of period	$116,566	$130,283

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

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

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
4. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia

(1)	The retail portion of this property (approximately 30%) was sold in April 2003.
(2)	These properties were sold in July 2004.

Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P, Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $1,385,000 and was allocated a gain of approximately $455,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $953,000 and was allocated a gain of approximately $279,000, of which approximately $22,000 was deferred. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of March 31, 2005, the Partnership recognized approximately $2,700 of the deferred gain.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net cash from operations previously received by limited partners holding Class A Units on a per unit basis; (c) then to the General Partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, included in equity in loss of Fund II-IIOW Associates in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Fund II-IIOW Associates is $22,725 and $27,758 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II-IIOW Associates and, therefore, included in equity loss of Fund II-IIOW Associates in the accompanying statements of operations. Fund II-IIOW Associates reimbursed Wells Capital and Wells Management $64,212 and $51,371 for the three months ended March 31, 2005 and 2004, respectively, on behalf of the Partnership.

4.	INVESTMENT IN FUND II-IIOW ASSOCIATES

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investment in Fund II-IIOW Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations—Fund II-IIOW Associates

Condensed financial information for Fund II-IIOW Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Net Loss
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Fund II-IIOW Associates	$35,513	$10,781	$(38,415)	$(167,546)

Summary of Operations—Fund II-IIOW Associates’ Investments

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II-IIOW Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund I-II Tucker Associates	$173,786	$178,220	$9,951	$(28,520)	$0	$0	$9,951	$(28,520)
Fund II-III Associates	456,928	446,104	115,975	19,992	820	56,949	116,795	76,941

	$630,714	$624,324	$125,926	$(8,528)	$820	$56,949	$126,746	$48,421

Summary of Operations—Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership held an interest through its ownership in Fund II-III Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$1,212	$0	$(901)	$94,378	$311	$94,378

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of Heritage Place. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors. We continue to aggressively pursue leasing opportunities that will increase occupancy at Heritage Place and the Louis Rose Building.

With a number of properties sold, the General Partners are currently reserving operating cash and net sale proceeds to fund the re-leasing costs anticipated for the Louis Rose Building and Heritage Place. Further, the General Partners anticipate continuing to reserve operating distributions until the Louis Rose Building is re-leased and the related re-leasing costs are funded. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing the building. We will continue to focus our efforts on re-leasing the Louis Rose Building, which has remained vacant since the expiration of First Union’s lease on April 30, 2001. Softening of the Charlotte office market and related Northeast submarket over the past three years has made the re-leasing of this building challenging.

•	Cherokee Commons was sold in 2001. As a result of the sale, the Partnership received net sale proceeds of approximately $4,276,000. A portion of the proceeds approximately ($1,137,000) was used to fund the Partnership’s pro-rata share of re-leasing costs at the Boeing at the Atrium in 2002 and 2003. In March 2005, approximately $214,000 was used to fund operating expenses at Heritage Place. The remaining net sale proceeds have been reserved to fund the re-leasing costs for the Louis Rose Building, which is currently vacant, and Heritage Place.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003, and the Partnership received net sale proceeds of approximately $1,461,000. These proceeds have been reserved to fund the re-leasing costs for the Louis Rose Building. The remaining office component at Heritage Place is currently 53% leased, and our leasing efforts continue.

•	Boeing at the Atrium is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company.

•	Brookwood Grill was sold on July 1, 2004. As a result of the sale, the Partnership received net sale proceeds of approximately $1,385,000. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all, or a portion, of these proceeds can be distributed in 2005.

•	The Holcomb Bridge Property was sold on July 1, 2004. As a result of the sale, the Partnership received net sale proceeds of approximately $953,000. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all, or a portion, of these proceeds can be distributed in 2005.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Loss of Fund II and Fund II-OW

Equity in loss of Fund II and Fund II-OW Associates was $(36,376) and $(157,248) for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease in loss is primarily due to (i) an increase in interest income as a result of holding net proceeds from the July 2004 sales of Brookwood Grill and the Holcomb Bridge Property during the first quarter of 2005, and (ii) a decline in depreciation expense as a result of changing the useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004, partially offset by (iii) forgone operating income resulting from the sale of the two aforementioned properties, and (iv) an increase in administrative expenses recorded by Fund II-IIOW Associates resulting from increased reporting and regulatory requirements. We anticipate additional increases in expenses resulting from implementing and adhering to such reporting and regulatory requirements on a going forward basis. Fund II-IIOW Associates pays for and recognizes all Partnership expenses.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows of approximately $60, as compared to approximately $38, for the three months ended March 31, 2004, which is comprised entirely of interest income. Fund II-IIOW Associates continues to reserve operating distributions received from its investments in the Joint Ventures otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the three months ended March 31, 2005. The General Partners anticipate continuing to reserve operating distributions to limited partners until the Louis Rose Building is re-leased and the related re-leasing costs are funded. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs required to re-lease the Louis Rose Building and increase the occupancy of Heritage Place. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of First Union’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. Current vacancy in the submarket is 39.2%, compared to the vacancy rate for Charlotte as a whole of 17.3%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or the level of rental rates which may be achieved in connection therewith.

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

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of its properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro-rata basis.

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

As of March 31, 2005, we had received, used, and held net proceeds attributable to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,351,034	• Re-leasing of Boeing at the Atrium (2003) • Funding for Fund I-II Tucker Associates operating expenses (2005)	$0	$2,924,745
Heritage Place—retail portion (sold in 2003)	3,207,708	45.5%	1,460,790	0		0	1,460,790
Holcomb Bridge Property (sold in 2004)	6,889,379	13.8%	952,801	0		0	952,801
Brookwood Grill (sold in 2004)	2,346,693	59.0%	1,385,488	0		0	1,385,488

Total			$8,074,858	$1,351,034		$0	$6,723,824

The net proceeds listed above will continue to be held in reserve by Fund II-IIOW Associates as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and Wells Management, an affiliate of Wells Capital, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of Fund II-IIOW Associates’ assets by class are as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by the Partnership and any unconsolidated joint venture as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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