Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND II
filed 2005-08-12
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND II

WELLS REAL ESTATE FUND II

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in Fund II and Fund II-OW	$10,411,501	$10,696,518
Cash and cash equivalents	116,668	116,506
Due from Fund II and Fund II-OW	7,332,855	7,130,720

Total assets	$17,861,024	$17,943,744

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$8,135	$8,135

PARTNERS’ CAPITAL:
Limited partners:
Class A—108,572 units issued and outstanding	17,663,992	17,476,652
Class B—30,221 units issued and outstanding	188,897	458,957
General partners	0	0

Total partners’ capital	17,852,889	17,935,609

Total liabilities and partners’ capital	$17,861,024	$17,943,744

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(46,506)	$(201,590)	$(82,882)	$(358,838)

INTEREST AND OTHER INCOME	101	288	162	327

NET LOSS	$(46,405)	$(201,302)	$(82,720)	$(358,511)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$88,385	$(201,302)	$187,340	$(358,511)

CLASS B	$(134,790)	$0	$(270,060)	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.81	$(1.85)	$1.73	$(3.30)

CLASS B	$(4.46)	$0.00	$(8.94)	$0.00

See	accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	108,572	$17,729,491	30,221	$0	$0	$17,729,491

Net income (loss)	0	(252,839)	0	458,957	0	206,118

BALANCE, December 31, 2004	108,572	17,476,652	30,221	458,957	0	17,935,609

Net income (loss)	0	187,340	0	(270,060)	0	(82,720)

BALANCE, June 30, 2005	108,572	$17,663,992	30,221	$188,897	$0	$17,852,889

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,720)	$(358,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Fund II and Fund II-OW	82,882	358,838

Net cash provided by operating activities	162	327

CASH AND CASH EQUIVALENTS, beginning of period	116,506	130,245

CASH AND CASH EQUIVALENTS, end of period	$116,668	$130,572

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund II (the “Partnership”) is a public limited partnership organized on June 23, 1986 under the laws of the state of Georgia with Leo F. Wells III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party (the “Purchaser”) for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $1,385,000 and was allocated a gain of approximately $455,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $953,000 and was allocated a gain of approximately $279,000, of which approximately $22,000 was deferred. The deferred gain represents the Partnership’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the Purchaser in connection with the sale. In June 2005, the Purchaser sold the Holcomb Bridge Property and as a result the Partnership is no longer obligated under the terms of the rental guarantee. As of June 30, 2005, the Partnership recognized the remaining deferred gain of approximately $15,550.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, included in equity in loss of Fund II-IIOW Associates in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Fund II-IIOW Associates is $22,807 and $31,295 for the three months ended June 30, 2005 and 2004, respectively, and $45,532 and $59,052 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II-IIOW Associates and, therefore, included in equity loss of Fund II-IIOW Associates in the accompanying statements of operations. Fund II-IIOW Associates reimbursed Wells Capital and Wells Management $62,921 and $62,922 for the three months ended June 30, 2005 and 2004, respectively, and $127,133 and $116,051 for the six months ended June 30, 2005 and 2004, respectively, on behalf of the Partnership.

4.	INVESTMENT IN FUND II-IIOW ASSOCIATES

Summary of Operations—Fund II-IIOW Associates

Condensed financial information for Fund II-IIOW Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004	2005	2004	2005	2004
$42,992	$10,806	$(49,114)	$(211,415)	$78,504	$21,587	$(87,530)	$(378,961)

Summary of Operations—Fund II-IIOW Associates’ Investments

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II-IIOW Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund I-II Tucker Associates	$188,801	$175,353	$6,151	$(25,348)	$0	$0	$6,151	$(25,348)
Fund II-III Associates	490,369	446,104	151,821	6,268	1,463	78,833	153,284	85,101

	$679,170	$621,457	$157,972	$(19,080)	$1,463	$78,833	$159,435	$59,753

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund I-II Tucker Associates	$362,587	$353,573	$16,103	$(53,868)	$0	$0	$16,103	$(53,868)
Fund II-III Associates	947,297	892,208	267,795	26,260	2,283	135,781	270,078	162,041

	$1,309,884	$1,245,781	$283,898	$(27,608)	$2,283	$135,781	$286,181	$108,173

Summary of Operations—Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership held an interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(2,166)	$(4,837)	$83,676	$118,181	$81,510	$113,344

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(8,208)	$(8,157)	$90,029	$215,879	$81,821	$207,722

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of Heritage Place out of the five properties in which we originally invested. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors. We continue to aggressively pursue leasing opportunities that will increase occupancy at Heritage Place and the Louis Rose Building.

With a number of properties sold, our General Partners are currently reserving operating cash and net sale proceeds, held by Fund II-IIOW Associates, to fund the re-leasing costs anticipated for the Louis Rose Building and Heritage Place. Further, the General Partners anticipate continuing to hold operating distributions until the Louis Rose Building and Heritage Place are fully re-leased. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing the building.

•	Cherokee Commons was sold in 2001 for a gain of approximately $1,725,000, of which approximately $877,000 was allocated to the Partnership.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003 for a gain of approximately $293,000, of which approximately $133,000 was allocated to the Partnership.

•	Boeing at the Atrium property is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing lease extends through March 2008.

•	Brookwood Grill was sold on July 1, 2004 for a gain of approximately $771,000, of which approximately $455,000 was allocated to the Partnership.

•	Holcomb Bridge Property was sold on July 1, 2004 for a gain of approximately $1,974,000, of which approximately $273,000 was allocated to the Partnership.

•	As of June 30, 2005, the property sales described above generated approximately $8,075,000 in net sales proceeds allocated to the Partnership, of which approximately $1,417,000 has been utilized, and approximately $6,658,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs at Louis Rose Building (see Liquidity and Capital Resources below).

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Equity in Loss of Fund II and Fund II-OW

Equity in loss of Fund II and Fund II-OW Associates was $46,506 and $201,590 for the three months ended June 30, 2005 and 2004, respectively, and $82,882 and $358,838 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases in loss are primarily attributable to (i) an adjustment to 2004 operating expense reimbursement billings to the primary tenant of the Boeing at the Atrium property, which was recorded in the second quarter of 2005, (ii) an increase in interest income as a result of Fund II-IIOW Associates holding additional net sales proceeds from the July 2004 sales of the Holcomb Bridge Property and Brookwood Grill, and (iii) a decline in depreciation expense as a result of changing the useful life for all buildings owned through the

Joint Ventures from 25 years to 40 years effective July 1, 2004, partially offset by (iv) forgone operating income resulting from the sales of the two aforementioned properties. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows of approximately $160, as compared to approximately $330, for the six months ended June 30, 2004, which is comprised entirely of interest income. Fund II-IIOW Associates continues to reserve operating distributions received from its investments in the Joint Ventures otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2005 or 2004. The General Partners anticipate continuing to reserve operating distributions to limited partners until the Louis Rose Building is re-leased and the related re-leasing costs are funded. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs, including liabilities of approximately $8,000, as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

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

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of First Union’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. Current vacancy in the Northeast submarket is 29.2%, compared to the vacancy rate for Charlotte as a whole of 15.3%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or the level of rental rates which may be achieved in connection therewith.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of June 30, 2005, we had received, used, distributed, and held net proceeds attributable to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2003 and 2002) • Funding for Fund I-II Tucker Associates operating expenses (2005)	$0	$2,895,163
Heritage Place—retail portion (sold in 2003)	3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I-II Tucker Associates	0	1,437,041
					operating expenses (2005)
Holcomb Bridge Property (sold in 2004)	6,889,379	13.8%	952,801	5,278	• Funding for Fund I-II Tucker Associates	0	947,523
					operating expenses (2005)
Brookwood Grill (sold in 2004)	2,346,693	59.0%	1,385,488	7,675	• Funding for Fund I-II Tucker Associates operating expenses (2005)	0	1,377,813

Total			$8,074,858	$1,417,318		$0	$6,657,540

The net proceeds listed above will continue to be held in reserve by Fund II-IIOW Associates as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in a decrease to our net loss for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership and any unconsolidated joint venture as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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