Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND II
filed 2005-11-14
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

•	Our ability to liquidate and dissolve the Partnership in a timely manner, to fund related administrative costs, and to minimize such costs;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND II

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in Fund II and Fund II-OW	$10,570,556	$10,696,518
Cash and cash equivalents	116,682	116,506
Due from Fund II and Fund II-OW	7,029,859	7,130,720

Total assets	$17,717,097	$17,943,744

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$8,135	$8,135

PARTNERS’ CAPITAL:
Limited partners:
Class A—108,572 units issued and outstanding	17,663,992	17,476,652
Class B—30,221 units issued and outstanding	44,970	458,957
General partners	0	0

Total partners’ capital	17,708,962	17,935,609

Total liabilities and partners’ capital	$17,717,097	$17,943,744

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME (LOSS) OF FUND II AND FUND II-OW	$(143,941)	$677,161	$(226,823)	$318,322
INTEREST AND OTHER INCOME	15	40	176	368

NET INCOME (LOSS)	$(143,926)	$677,201	$(226,647)	$318,690

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$0	$82,242	$187,340	$(276,269)

CLASS B	$(143,926)	$594,959	$(413,987)	$594,959

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.76	$1.73	$(2.54)

CLASS B	$(4.76)	$19.69	$(13.70)	$19.69

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	108,572	$17,729,491	30,221	$0	$0	$17,729,491

Net income (loss)	0	(252,839)	0	458,957	0	206,118

BALANCE, December 31, 2004	108,572	17,476,652	30,221	458,957	0	17,935,609

Net income (loss)	0	187,340	0	(413,987)	0	(226,647)

BALANCE, September 30, 2005	108,572	$17,663,992	30,221	$44,970	$0	$17,708,962

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(226,647)	$318,690
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of Fund II and Fund II-OW	226,823	(318,322)

Net cash provided by operating activities	176	368

CASH AND CASH EQUIVALENTS, beginning of period	116,506	130,245

CASH AND CASH EQUIVALENTS, end of period	$116,682	$130,613

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	2. Heritage Place A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas 4. Brookwood Grill(1) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(1) An office/retail center located in Roswell, Georgia

(1)	These properties were sold in July 2004.

Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P, Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership received net sale proceeds of approximately $1,385,000 and was allocated a gain of approximately $455,000. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $953,000 and was allocated a gain of approximately $273,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of Fund II-IIOW Associates in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Fund II-IIOW Associates is $23,361 and $16,855 for the three months ended September 30, 2005 and 2004, respectively, and $68,893 and $75,908 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II-IIOW Associates and, therefore, included in equity loss of Fund II-IIOW Associates in the accompanying statements of operations. Fund II-IIOW Associates reimbursed Wells Capital and Wells Management $50,599 and $57,578 for the three months ended September 30, 2005 and 2004, respectively, and $177,731 and $173,903 for the nine months ended September 30, 2005 and 2004, respectively, on behalf of the Partnership.

4.	INVESTMENT IN FUND II-IIOW ASSOCIATES

Summary of Operations—Fund II-IIOW Associates

Condensed financial information for Fund II-IIOW Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

Total Revenues		Net Income (Loss)			Total Revenues		Net Income (Loss)
Three Months Ended September 30,		Three Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004		2005	2004	2005	2004
$52,886	$13,203	$(152,013)	$697,316	(1)	$131,391	$34,790	$(239,543)	$318,355	(1)

(1)	Effective July 1, 2004, Fund II-IIOW Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to Fund II-IIOW Associate’s net income for the three months and nine months ended September 30, 2004 of $56,211. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Summary of Operations—Fund II-IIOW Associates’ Investments

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II-IIOW Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund I-II Tucker Associates	$174,945	$183,593	$(37,175)	$35,136	$0	$0		$(37,175)	$35,136	(1)
Fund II-III Associates	429,291	441,564	49,990	537,915	(8,981)	769,099	(2)	41,009	1,307,014	(1)

	$604,236	$625,157	$12,815	$573,051	$(8,981)	$769,099		$3,834	$1,342,150

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund I-II Tucker Associates	$537,532	$537,166	$(21,073)	$(18,731)	$0	$0		$(21,073)	$(18,731	)(1)
Fund II-III Associates	1,376,588	1,333,772	317,786	564,175	(6,698)	904,880	(2)	311,088	1,469,055	(1)

	$1,914,120	$1,870,938	$296,713	$545,444	$(6,698)	$904,880		$290,015	$1,450,324

(1)	Effective July 1, 2004, Fund I-II Tucker Associates and Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three months and nine months ended September 30, 2004 of $24,623 and $72,131, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $771,000 recognized on the sale of Brookwood Grill, of which approximately $455,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Summary of Operations—Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership held an interest through its ownership in Fund II-III Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(1,720)	$(10,708)	$3,668	$1,861,538	(1)	$1,948	$1,850,830

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations			Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund II-III-VI-VII Associates	$0	$0	$(9,928)	$(18,865)	$93,697	$2,077,417	(1)	$83,769	$2,058,552

(1)	Includes a total gain of approximately $1,869,000 recognized on the sale of the Holcomb Bridge Property, of which approximately $258,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold three assets and a portion of Heritage Place out of the six properties in which we originally invested. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners. We continue to aggressively pursue leasing opportunities that will increase occupancy at Heritage Place and the Louis Rose Building.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners and net sale proceeds, held by Fund II-IIOW Associates, to fund the re-leasing costs anticipated for the Louis Rose Building and Heritage Place. Further, the General Partners anticipate continuing to reserve operating distributions until the Louis Rose Building and Heritage Place are fully re-leased. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	Cherokee Commons was sold on October 1, 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component at Heritage Place is currently 53% leased, and we are aggressively working on re-leasing the remaining office component.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing this property.

•	Boeing at the Atrium property is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing lease extends through March 2008.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $8,075,000 in net sale proceeds allocated to the Partnership, of which approximately $1,417,000 has been utilized, and approximately $6,658,000 is currently being reserved to fund operating costs and the Partnership’s pro-rata share of anticipated re-leasing costs and capital improvements at the Louis Rose Building, Boeing at the Atrium, and Heritage Place.

Results of Operations

Equity in Income (Loss) of Fund II and Fund II-OW

Equity in income (loss) of Fund II and Fund II-OW was $(143,941) and $677,161 for the three months ended September 30, 2005 and 2004, respectively, and $(226,823) and $318,322 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 decreases, as compared to 2004, are primarily attributable to (i) gains recognized from the sale of Brookwood Grill and the Holcomb Bridge Property in 2004, (ii) forgone operating income resulting from the sale of the two aforementioned properties, (iii) an increase in administrative expenses recorded by Fund II-IIOW Associates related to increased reporting and regulatory requirements, (iv) a decrease in rental income and tenant reimbursements as a result of the decrease in occupancy at Heritage Place, partially offset by (v) a decline in depreciation expense as a result of changing the useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004, and (vi) an increase in interest income as a result of Fund II-IIOW Associates holding additional net sale proceeds from the sales of the two aforementioned properties.

We expect equity in income of Joint Ventures to decrease on a going-forward basis as a result of the forgone operating income resulting from the sale of the two aforementioned properties and additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows of approximately $180, as compared to approximately $370, for the nine months ended September 30, 2004, which is comprised entirely of interest income. Fund II-IIOW Associates continues to reserve operating cash flow received from its investments in the Joint Ventures and otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the nine months ended September 30, 2005 or 2004. The General Partners anticipate continuing to reserve operating distributions to limited partners until the Louis Rose Building and Heritage Place are fully re-leased. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the remainder of 2005, we anticipate that we will be able to fund our proportionate share of the capital expenditures noted above.

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

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of First Union’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. As of September 30, 2005, vacancy in the Northeast submarket is 30.3%, compared to the vacancy rate for Charlotte as a whole of 15.8%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or of the level of rental rates which may be achieved in connection therewith.

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

As of September 30, 2005, we had received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners September 30, 2005	Undistributed Net Proceeds Currently Being Reserved as of September 30, 2005
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2003 and 2002) • Funding for Fund I-II Tucker Associates operating expenses (2005)	$0	$2,895,163
Heritage Place—retail portion (sold in 2003)	3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I-II Tucker Associates operating expenses (2005)	0	1,437,041
Holcomb Bridge Property (sold in 2004)	6,889,379	13.8%	952,801	5,278	• Funding for Fund I-II Tucker Associates operating expenses (2005)	0	947,523
Brookwood Grill (sold in 2004)	2,346,693	59.0%	1,385,488	7,675	• Funding for Fund I-II Tucker Associates operating expenses (2005)	0	1,377,813

Total			$8,074,858	$1,417,318		$0	$6,657,540

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership and any unconsolidated joint venture as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as to the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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