Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND II
filed 2006-05-12
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund II (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
Investment in Fund II and Fund II-OW	$10,075,492	$10,578,879
Due from Fund II and Fund II-OW	7,073,051	6,981,592
Cash and cash equivalents	116,840	116,840

Total assets	$17,265,383	$17,677,311

LIABILITIES AND PARTNERS’ CAPITAL

Partners’ capital:
Limited partners:
Class A – 108,572 units issued and outstanding	$17,265,383	$17,677,311
Class B – 30,221 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	17,265,383	17,677,311

Total liabilities and partners’ capital	$17,265,383	$17,677,311

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005

EQUITY IN LOSS OF FUND II AND FUND II-OW	$(411,928)	$(36,376)

INTEREST AND OTHER INCOME	0	60

NET LOSS	$(411,928)	$(36,316)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(411,928)	$98,955

CLASS B	$0	$(135,271)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(3.79)	$0.91

CLASS B	$0.00	$(4.48)

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	108,572	$17,476,652	30,221	$458,957	$0	$17,935,609

Net income (loss)	0	200,659	0	(458,957)	0	(258,298)

BALANCE, DECEMBER 31, 2005	108,572	17,677,311	30,221	0	0	17,677,311

Net loss	0	(411,928)	0	0	0	(411,928)

BALANCE, MARCH 31, 2006	108,572	$17,265,383	30,221	$0	$0	$17,265,383

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,928)	$(36,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	411,928	36,376

Net cash provided by operating activities	0	60

NET INCREASE IN CASH AND CASH EQUIVALENTS	0	60

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,506

CASH AND CASH EQUIVALENTS, end of period	$116,840	$116,566

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

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

The Partnership owns interests in all of its real estate assets through its interest in Fund II and Fund II-OW, a joint venture between the Partnership and Wells Real Estate Fund II-OW. Fund II and Fund II-OW owns interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.

(1)	The retail portion of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund I, Wells Real Estate Fund II-OW, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Fund II and Fund II-OW

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund II and Fund II-OW using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

3.	INVESTMENT IN FUND II AND FUND II-OW

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of such the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the three months ended March 31, 2006, of which approximately $362,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations in the table below.

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months ended March 31, 2006 and 2005, respectively, is presented below:

Total Revenues		Net Loss
Three Months Ended March 31,		Three Months Ended March 31,
2006	2005	2006	2005
$78,015	$35,513	$(435,028)	$(38,415)

Summary of Financial Information – Fund II and Fund II-OW’s Investments

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$929	$0	$(2,267)	$(523)	$(800,343)	$10,474	$(802,610)	$9,951
Fund II-III Associates	460,687	456,928	84,696	115,975	1,553	820	86,249	116,795

	$461,616	$456,928	$82,429	$115,452	$(798,790)	$11,294	$(716,361)	$126,746

Summary of Financial Information – Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership held an interest through its ownership in Fund II-III Associates for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(6,042)	$0	$6,353	$0	$311

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	March 31, 2006				March 31, 2005
	Operating Income (loss)	Impairment Loss	Gain on Sale	Total	Operating Income (loss)	Impairment Loss	Gain on Sale		Total
Fund I and Fund II Tucker	$(5,531)	$(794,812)	$0	$(800,343)	$10,474	$0	$0		$10,474
Fund II-III Associates	1,553	0	0	1,553	820	0	0		820
Fund II-III-VI-VII Associates	0	0	0	0	(901)	0	7,254	(1)	6,353

	$(3,978)	$(794,812)	$0	$(798,790)	$10,393	$0	$7,254		$17,647

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW as of March 31, 2006 and December 31, 2005 represents operating cash flow and net sale proceeds generated by Fund II and Fund II-OW, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $21,900 and $22,725 for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity loss of Fund II and Fund II-OW in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices Fund II and Fund II-OW for the reimbursement thereof. The Partnership’s share of administrative costs and bill-backs reimbursed to Wells Capital and Wells Management by the Joint Ventures is $45,002 and $64,212 for the three months ended March 31, 2006 and 2005, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

5.	SUBSEQUENT EVENT

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,031,000, of which approximately $1,836,000 is allocable to the Partnership. Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, during the three months ended March 31, 2006, and additionally recognized a gain on sale of approximately $10,000 upon closing the transaction. Approximately $(362,000) and $4,000 of the impairment loss and gain on sale are allocable to the Partnership, respectively. The gain on sale may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets including the office component of Heritage Place, which closed in May 2006. We continue to aggressively pursue leasing opportunities that will increase occupancy at the Louis Rose Building.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners and net sale proceeds, held by Fund II and Fund II-OW, to fund the re-leasing costs anticipated for the Louis Rose Building. Further, the General Partners anticipate continuing to reserve operating distributions primarily since the Louis Rose Building remains vacant. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

As we move further into the disposition-and liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by joint ventures follows:

•	Cherokee Commons was sold on October 1, 2001.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold on April 7, 2003. The remaining office component was sold on May 10, 2006.

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing this property.

•	Boeing at the Atrium property is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing lease extends through March 2008.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

We did not generate significant cash flow from operating activities during the three months ended March 31, 2006 and 2005, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership. Accordingly, no operating distributions were paid to limited partners during the three months ended March 31, 2006 or 2005. The General Partners anticipate continuing to reserve operating distributions to limited partners, as we intend to fund our pro-rata share of re-leasing and capital improvement costs at the Louis Rose Building and Boeing at the Atrium. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the remainder of 2006, we anticipate that we will be able to fund our proportionate share of the capital expenditures primarily with net sale proceeds held by Fund II and Fund II-OW.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of anticipated capital improvements and re-leasing costs at the Louis Rose Building and Boeing at the Atrium. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of March 31, 2006, the vacancy rate for the Northeast submarket of Charlotte is 25.9%, compared to the vacancy rate for Charlotte as a whole of 14.3%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property.

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

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of its properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and the respective joint venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of March 31, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of March 31, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2003 and 2002) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$0	$2,895,163

Heritage Place – retail portion (sold in 2003)	3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	1,437,041

Holcomb Bridge Property (sold in 2004)	6,889,379	13.8%	952,801	5,278	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	947,523

Brookwood Grill (sold in 2004)	2,318,115	59.0%	1,368,616	7,675	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	1,360,941

Total			$8,057,986	$1,417,318		$0	$6,640,668

The net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $411,928 and $36,376 for the three months ended March 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily attributable to (i) recognizing a $795,000 impairment loss at the office component of Heritage Place, (ii) an increase in administrative expenses related to increased reporting and regulatory requirements, and (iii) a decrease in rental income and tenant reimbursements as a result of the decrease in occupancy at Heritage Place.

We expect future equity in income of Joint Ventures to decrease as we sell additional properties in subsequent periods and incur additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

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

Summary

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of March 31, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $362,000 was allocated to the Partnership.

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

Related-Party Transactions

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006, and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,031,000, of which approximately $1,836,000 is allocable to the Partnership. Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, during the three months ended March 31, 2006, and additionally recognized a gain on sale of approximately $10,000 upon closing the transaction. Approximately $(362,000) and $4,000 of the impairment loss and gain on sale are allocable to the Partnership, respectively. The gain on sale may be adjusted as additional information becomes available in subsequent periods.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II

Exhibit No.	Description

10.1	Purchase and Sale Agreement for office portion of Heritage Place (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

10.2	First Amendment to Purchase and Sale Agreement for office portion of Heritage Place (previously filed with the Commission as Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002