Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND II
filed 2007-05-11
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
Investment in Fund II and Fund II-OW	$7,742,495	$7,881,412
Due from Fund II and Fund II-OW	3,222,448	3,137,437
Cash and cash equivalents	116,840	116,840

Total assets	$11,081,783	$11,135,689

LIABILITIES AND PARTNERS’ CAPITAL

PARTNERS’ CAPITAL:
Limited partners:
Class A – 108,572 units issued and outstanding	$11,081,783	$11,135,689
Class B – 30,221 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	11,081,783	11,135,689

Total liabilities and partners’ capital	$11,081,783	$11,135,689

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

EQUITY IN LOSS OF FUND II AND FUND II-OW	$(53,906)	$(411,928)

NET LOSS	$(53,906)	$(411,928)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(53,906)	$(411,928)

CLASS B	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(0.50)	$(3.79)

CLASS B	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	108,572	$17,677,311	30,221	$0	$0	$17,677,311

Net income (loss)	0	(6,538,481)	0	5,996,859	0	(541,622)
Distributions of net sale proceeds ($0.03 and $198.43 per Class A and Class B Unit, respectively)	0	(3,141)	0	(5,996,859)	0	(6,000,000)

BALANCE, December 31, 2006	108,572	11,135,689	30,221	0	0	11,135,689

Net loss	0	(53,906)	0	0	0	(53,906)

BALANCE, March 31, 2007	108,572	$11,081,783	30,221	$0	$0	$11,081,783

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,906)	$(411,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	53,906	411,928

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,840

CASH AND CASH EQUIVALENTS, end of period	$116,840	$116,840

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas

(1)	The retail portion of this property (approximately 30%) was sold in April 2003 and the remaining office component of this property was sold in May 2006.

Wells Real Estate Fund I, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $1,834,000 was distributed to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $10,000. Approximately $362,000 and $5,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Distribution of Net Sale Proceeds

Under the terms of the partnership agreement, as amended effective January 1, 2000, after satisfying all debts and liabilities and establishing such reserves as the General Partners in their sole discretion deem reasonably necessary, net sale proceeds from the sale of the Partnership’s properties, unless reserved, are to be distributed to partners in the following order:

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months ended March 31, 2007 and 2006, respectively, is presented below:

Total Revenues		Net Loss
Three Months Ended March 31,		Three Months Ended March 31,
2007	2006	2007	2006
$41,665	$78,015	$(56,929)	$(435,028)

Fund I and Fund II Tucker reevaluated the recoverability of the carrying value of Heritage Place pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund I and Fund II Tucker determined that the carrying value of the related real estate assets of Heritage Place was not recoverable as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 in the first quarter of 2006, of which approximately $362,000 is allocable to the Partnership. This impairment loss is included in loss from discontinued operations from Fund I and Fund II Tucker for the three months ended March 31, 2006 in the table below.

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. Accordingly, condensed financial information for Fund I and Fund II Tucker for the three months ended March 31, 2006 is presented below:

	Total Revenues	Loss From Continuing Operations	Loss From Discontinued Operations	Net Loss
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2006	March 31, 2006	March 31, 2006
Fund I and Fund II Tucker	$929	$(2,267)	$(800,343)	$(802,610)

Condensed financial information for Fund II-III Associates for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$522,595	$460,687	$130,478	$84,696	$978	$1,553	$131,456	$86,249

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	March 31, 2006
	Operating loss	Impairment Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(5,531)	$(794,812)	$0	$(800,343)

	March 31, 2007			March 31, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$978	$0	$978	$1,553	$0	$1,553

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007	As of December 31, 2006
Operating cash flows	$747,409	$662,398
Net sale proceeds	2,475,039	2,475,039

	$3,222,448	$3,137,437

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $17,300 and $21,935 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and Wells Management recorded by Fund II and Fund II-OW is $41,532 and $37,230 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices Fund II and Fund II-OW for the reimbursement thereof.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. In the fourth quarter of 2006, the majority tenant of Boeing at the Atrium, the Boeing/Shuttle Division (“Boeing”), exercised the option to reduce the square footage leased by approximately 46% effective September 18, 2007. We continue to aggressively pursue leasing opportunities for the Louis Rose Building and the upcoming vacancy at Boeing at the Atrium that we believe will ultimately result in the best disposition pricing for our limited partners.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro-rata share of anticipated re-leasing costs and capital expenditures for the Louis Rose Building and Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions primarily due to the fact that the Louis Rose Building remains vacant and Boeing exercised its option to reduce the square footage. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

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

•

The Boeing at the Atrium property is currently 99% occupied by Boeing. The existing Boeing lease extends through March 2008. Boeing exercised the option to reduce the square footage by approximately 46% effective September 18, 2007, which consists of the first two floors. We have begun our marketing efforts for this space.

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

Short-Term Liquidity

We did not generate cash flow from operating activities during the three months ended March 31, 2007, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing costs and capital expenditures for the Louis Rose Building and Boeing at the Atrium. Accordingly, no operating distributions were paid to limited partners during the three months ended March 31, 2007. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

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

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of March 31, 2007, the vacancy rate for the Northeast submarket of Charlotte is 20.3%, compared to the vacancy rate for Charlotte as a whole of 12.5%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of March 31, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds Being Reserved as of March 31, 2007
Property Sold				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2002 and 2003)	$2,895,163	$0
					• Funding for Fund I and Fund II Tucker operating expenses (2005)
Heritage Place retail portion (sold in 2003)	$3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	1,437,041	0
Holcomb Bridge Property (sold in 2004)	$6,889,379	13.8%	952,801	5,278	• Funding for Fund I and Fund II Tucker operating expenses (2005)	684,568	262,955
Brookwood Grill (sold in 2004)	$2,318,115	59.0%	1,368,616	7,675	• Funding for Fund I and Fund II Tucker operating expenses (2005)	983,228	377,713
Heritage Place office portion (sold in 2006)	$4,028,043	45.5%	1,834,371	0		0	1,834,371

Total			$9,892,357	$1,417,318		$6,000,000	$2,475,039

The net proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing property in which we hold an interest.

Results of Operations

Equity in loss of Fund II and Fund II-OW decreased from $411,928 for the three months ended March 31, 2006 to $53,906 for the three months ended March 31, 2007. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund I and Fund II Tucker, of which approximately $362,000 was allocated to the Partnership, in the first quarter of 2006, partially offset by (ii) a decline in interest income due to a decrease in the average net proceeds held during the respective periods as a result of the November 2006 distribution. Absent leasing activity at the Louis Rose Building or Boeing at the Atrium, we expect additional equity in loss of Fund II and Fund II-OW in the future due to a decrease in interest income as a result of distributing net sales proceeds in November 2006.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Related-Party Transactions

We have entered into agreements with Wells Capital; Wells Management, an affiliate of our General Partners; and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of the fees and expense reimbursements we have incurred.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
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