Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND II
filed 2007-08-10
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006

Investment in Fund II and Fund II-OW	$7,610,829	$7,881,412
Due from Fund II and Fund II-OW	3,255,768	3,137,437
Cash and cash equivalents	116,840	116,840

Total assets	$10,983,437	$11,135,689

LIABILITIES AND PARTNERS’ CAPITAL

PARTNERS’ CAPITAL:
Limited partners:
Class A – 108,572 units issued and outstanding	$10,983,437	$11,135,689
Class B – 30,221 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	10,983,437	11,135,689

Total liabilities and partners’ capital	$10,983,437	$11,135,689

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(98,346)	$(26,600)	$(152,252)	$(438,527)

NET LOSS	$(98,346)	$(26,600)	$(152,252)	$(438,527)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(98,346)	$(26,600)	$(152,252)	$(438,527)

CLASS B	$0	$0	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(0.91)	$(0.24)	$(1.40)	$(4.04)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	108,572	$17,677,311	30,221	$0	$0	$17,677,311

Net income (loss)	0	(6,538,481)	0	5,996,859	0	(541,622)
Distributions of net sale proceeds ($0.03 and $198.43 per Class A and Class B Unit, respectively)	0	(3,141)	0	(5,996,859)	0	(6,000,000)

BALANCE, December 31, 2006	108,572	11,135,689	30,221	0	0	11,135,689

Net loss	0	(152,252)	0	0	0	(152,252)

BALANCE, June 30, 2007	108,572	$10,983,437	30,221	$0	$0	$10,983,437

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,252)	$(438,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	152,252	438,527

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,840

CASH AND CASH EQUIVALENTS, end of period	$116,840	$116,840

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
2007	2006	2007	2006	2007	2006	2007	2006
$43,607	$101,199	$(103,861)	$(28,092)	$85,272	$179,214	$(160,790)	$(463,120)

Fund I and Fund II Tucker reevaluated the recoverability of the carrying value of Heritage Place pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund I and Fund II Tucker determined that the carrying value of the related real estate assets of Heritage Place was not recoverable as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 in the first quarter of 2006, of which approximately $362,000 is allocable to the Partnership. This impairment loss is included in loss from discontinued operations from Fund I and Fund II Tucker for the six months ended June 30, 2006 in the table below.

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$1,259	$ 1,554	$ (8,537)	$(2,288)	$(9,799)	$ (734)	$(18,336)
Fund II-III Associates	474,196	466,515	75,201	78,678	932	932	76,133	79,610

	$474,196	$467,774	$76,755	$70,141	$(1,356)	$(8,867)	$75,399	$ 61,274

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$2,189	$(2,263)	$(10,804)	$(1,899)	$(810,142)	$(4,162)	$(820,946)
Fund II-III Associates	996,791	927,202	205,679	163,374	1,910	2,485	207,589	165,859

	$996,791	$929,391	$203,416	$152,570	$11	$(807,657)	$203,427	$(655,087)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain (loss) on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total
Fund I and Fund II Tucker	$(1,899)	$0	$0	$(1,899)	$(6,097)	$(794,812)	$(9,233)	$(810,142)
Fund II-III Associates	1,910	0	0	1,910	2,485	0	0	2,485

	$11	$0	$0	$11	$(3,612)	$(794,812)	$(9,233)	$(807,657)

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007	As of December 31, 2006
Operating cash flows	$780,729	$662,398
Net sale proceeds	2,475,039	2,475,039

	$3,255,768	$3,137,437

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and

3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $12,263 and $20,987 for the three months ended June 30, 2007 and 2006, respectively, and $29,564 and $42,921 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and Wells Management recorded by Fund II and Fund II-OW is $54,375 and $36,789 for the three months ended June 30, 2007 and 2006, respectively, and $95,907 and $74,020 for the six months ended June 30, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices Fund II and Fund II-OW for the reimbursement thereof.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells Real Estate Investment Trust, Inc. (“Wells REIT”). As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

•

Boeing at the Atrium is currently 99% occupied by Boeing. The existing Boeing lease extends through March 2008. Boeing exercised the option to reduce the square footage by approximately 46% effective September 18, 2007, which consists of the first two floors. We have begun our marketing efforts for this space.

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

Short-Term Liquidity

We did not generate cash flow from operating activities during the six months ended June 30, 2007, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing costs and capital expenditures for the Louis Rose Building and Boeing at the Atrium. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2007. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

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

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of June 30, 2007, the vacancy rate for the Northeast submarket of Charlotte is 19.4%, compared to the vacancy rate for Charlotte as a whole of 12.4%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property.

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

As of June 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds Being Reserved as of June 30, 2007
Property Sold				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$2,895,163	$0

Heritage Place retail portion (sold in 2003)	$3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	1,437,041	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	13.8%	952,801	5,278	• Funding for Fund I and Fund II Tucker operating expenses (2005)	684,568	262,955

Brookwood Grill (sold in 2004)	$2,318,115	59.0%	1,368,616	7,675	• Funding for Fund I and Fund II Tucker operating expenses (2005)	983,228	377,713

Heritage Place office portion (sold in 2006)	$4,028,043	45.5%	1,834,371	0		0	1,834,371

Total			$9,892,357	$1,417,318		$6,000,000	$2,475,039

The net proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $98,346 and $26,600 for the three months ended June 30, 2007 and 2006, respectively. The increase in loss is primarily attributable to (i) an increase in administrative and printing costs, (ii) a decline in interest income due to a decrease in the average net proceeds held during the respective periods as a result of the November 2006 distribution, partially offset by (iii) a decline in legal fees.

Equity in loss of Fund II and Fund II-OW was $152,252 and $438,527 for the six months ended June 30, 2007 and 2006, respectively. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund I and Fund II Tucker, of which approximately $362,000 was allocated to the Partnership, in the first quarter of 2006, (ii) a decline in legal fees, partially offset by (iii) repair and maintenance costs incurred at the Louis Rose Building, (iv) an increase in administrative costs, and (v) a decline in interest income due to a decrease in the average net proceeds held during the respective periods as a result of the November 2006 distribution. Absent leasing activity at the Louis Rose Building or Boeing at the Atrium, we expect additional equity in loss of Fund II and Fund II-OW in the future due to incurring additional administrative expenses, as a result of complying with additional reporting and regulatory requirements, and a decrease in interest income as a result of distributing net sales proceeds in November 2006.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
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