Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND II
filed 2007-11-09
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) September 30,	December 31,
	2007	2006
Investment in Fund II and Fund II-OW	$7,478,947	$7,881,412
Due from Fund II and Fund II-OW	3,312,892	3,137,437
Cash and cash equivalents	116,840	116,840

Total assets	$10,908,679	$11,135,689

LIABILITIES AND PARTNERS’ CAPITAL

PARTNERS’ CAPITAL:
Limited partners:
Class A – 108,572 units issued and outstanding	$10,908,679	$11,135,689
Class B – 30,221 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	10,908,679	11,135,689

Total liabilities and partners’ capital	$10,908,679	$11,135,689

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

EQUITY IN LOSS OF FUND II AND FUND II-OW	$(74,758)	$(21,450)	$(227,010)	$(459,977)

NET LOSS	$(74,758)	$(21,450)	$(227,010)	$(459,977)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(74,758)	$(21,450)	$(227,010)	$(459,977)

CLASS B	$0	$0	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(0.69)	$(0.20)	$(2.09)	$(4.24)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amount	Units	Amount

BALANCE, December 31, 2005	108,572	$17,677,311	30,221	$0	$0	$17,677,311

Net income (loss)	0	(6,538,481)	0	5,996,859	0	(541,622)
Distributions of net sale proceeds ($0.03 and $198.43 per Class A and Class B Unit, respectively)	0	(3,141)	0	(5,996,859)	0	(6,000,000)

BALANCE, December 31, 2006	108,572	11,135,689	30,221	0	0	11,135,689

Net loss	0	(227,010)	0	0	0	(227,010)

BALANCE, September 30, 2007	108,572	$10,908,679	30,221	$0	$0	$10,908,679

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(227,010)	$(459,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	227,010	459,977

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,840

CASH AND CASH EQUIVALENTS, end of period	$116,840	$116,840

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas

(1)	The retail component of this property (approximately 30%) was sold in April 2003 and the remaining office component of this property was sold in May 2006.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Impairment of Real Estate Assets

Fund I and Fund II Tucker considered real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $362,000 was allocable to the Partnership, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations from Fund I and Fund II Tucker for the nine months ended September 30, 2006 in the Summary of Financial Information table below.

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
September 30,		September 30,		September 30,		September 30,
2007	2006	2007	2006	2007	2006	2007	2006
$44,153	$123,264	$(78,950)	$(22,653)	$129,425	$302,479	$(239,740)	$(485,773)

Fund I and Fund II Tucker reevaluated the recoverability of the carrying value of Heritage Place pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund I and Fund II Tucker determined that the carrying value of the related real estate assets of Heritage Place was not recoverable as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 in the first quarter of 2006, of which approximately $362,000 is allocable to the Partnership. This impairment loss is included in loss from discontinued operations from Fund I and Fund II Tucker for the nine months ended September 30, 2006 in the table below.

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$97	$0	$(10,991)	$0	$(6,136)	$0	$(17,127)
Fund II-III Associates	556,709	461,910	138,619	41,178	335	932	138,954	42,110

	$556,709	$462,007	$138,619	$30,187	$335	$(5,204)	$138,954	$24,983

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$2,286	$(2,263)	$(21,795)	$(1,899)	$(816,278)	$(4,162)	$(838,073)
Fund II-III Associates	1,553,500	1,389,112	344,298	204,552	2,245	3,417	346,543	207,969

	$1,553,500	$1,391,398	$342,035	$182,757	$346	$(812,861)	$342,381	$(630,104)

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

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total
Fund I and Fund II Tucker	$(1,899)	$0	$0	$(1,899)	$(12,233)	$(794,812)	$(9,233)	$(816,278)
Fund II-III Associates	2,245	0	0	2,245	3,417	0	0	3,417

	$346	$0	$0	$346	$(8,816)	$(794,812)	$(9,233)	$(812,861)

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of September 30, 2007 and December 31, 2006:

	As of September 30, 2007	As of December 31, 2006
Operating cash flows	$837,853	$662,398
Net sale proceeds	2,475,039	2,475,039

	$3,312,892	$3,137,437

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $25,915 and $17,970 for the three months ended September 30, 2007 and 2006, respectively, and $55,478 and $60,890 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and Wells Management recorded by Fund II and Fund II-OW is $43,681 and $36,314 for the three months ended September 30, 2007 and 2006, respectively, and $139,588 and $110,333 for the nine months ended September 30, 2007 and 2006, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding

Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. In the fourth quarter of 2006, the majority tenant of Boeing at the Atrium, the Boeing/Shuttle Division (“Boeing”), exercised the option to reduce the square footage leased by approximately 46% effective September 18, 2007. During 2007, Fund II-III Associates completed a lease amendment and temporary occupancy agreement with Boeing to lease back, in aggregate, approximately 3% of the building through March 31, 2008, increasing the total occupancy at Boeing at the Atrium to approximately 57%. We continue to aggressively pursue leasing opportunities for the Louis Rose Building and the vacancy at Boeing at the Atrium that we believe will ultimately result in the best disposition pricing for our limited partners.

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

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing this property.

•	Boeing at the Atrium is currently 57% occupied by Boeing. The existing Boeing lease extends through March 2008. We are marketing the current vacant space for lease.

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

Short-Term Liquidity

We did not generate cash flow from operating activities during the nine months ended September 30, 2007, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing costs and capital expenditures for the Louis Rose Building and Boeing at the Atrium. Accordingly, no operating distributions were paid to limited partners during the nine months ended September 30, 2007. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

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

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of September 30, 2007, the vacancy rate for the Northeast submarket of Charlotte is 21.8%, compared to the vacancy rate for Charlotte as a whole of 11.6%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property.

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

As of September 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds Being Reserved as of September 30, 2007
Property Sold				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$2,895,163	$0

Heritage Place retail portion (sold in 2003)	$3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	1,437,041	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	13.8%	952,801	5,278	• Funding for Fund I and Fund II Tucker operating expenses (2005)	684,568	262,955

Brookwood Grill (sold in 2004)	$2,318,115	59.0%	1,368,616	7,675	• Funding for Fund I and Fund II Tucker operating expenses (2005)	983,228	377,713

Heritage Place office portion (sold in 2006)	$4,028,043	45.5%	1,834,371	0		0	1,834,371

Total			$9,892,357	$1,417,318		$6,000,000	$2,475,039

The net proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $74,758 and $21,450 for the three months ended September 30, 2007 and 2006, respectively. The increase in loss is primarily attributable to (i) repairs and maintenance costs incurred at the Louis Rose Building, (ii) an increase in administrative expenses, printing costs, and accounting fees, substantially all of which resulted from reporting and regulatory requirements, (iii) a decline in interest income due to a decrease in the average net proceeds held during the respective periods as a result of the November 2006 distribution, partially offset by (iv) lease termination income earned by Fund II-III Associates resulting from Boeing’s early lease termination.

Equity in loss of Fund II and Fund II-OW was $227,010 and $459,977 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund I and Fund II Tucker in the first quarter of 2006, (ii) lease termination income earned by Fund II-III Associates resulting from Boeing’s early lease termination in the third quarter of 2007, (iii) a decline in legal fees, partially offset by (iv) repair and maintenance costs incurred at the Louis Rose Building, (v) an increase in administrative costs and accounting fees, substantially all of which resulted from reporting and regulatory requirements, and (vi) a decline in interest income due to a decrease in the average net proceeds held during the respective periods as a result of the November 2006 distribution. Absent leasing activity at the Louis Rose Building or Boeing at the Atrium, we expect additional equity in loss of Fund II and Fund II-OW in the future due to incurring additional administrative expenses, as a result of complying with additional reporting and regulatory requirements, and a decrease in interest income as a result of distributing net sales proceeds in November 2006.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $362,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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