Form 10-Q
period 2008-03-31
WELLS REAL ESTATE FUND II
filed 2008-05-09
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-16518

WELLS REAL ESTATE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1678709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia (Address of principal executive offices)	30092-3365 (Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2008	December 31, 2007
Investment in Fund II and Fund II-OW	$7,318,707	$7,423,525
Due from Fund II and Fund II-OW	3,161,584	3,210,266
Cash and cash equivalents	116,840	116,840

Total assets	$10,597,131	$10,750,631

LIABILITIES AND PARTNERS’ CAPITAL
PARTNERS’ CAPITAL:
Limited partners:
Class A – 108,572 units issued and outstanding	$10,597,131	$10,750,631
Class B – 30,220 and 30,221 units issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	0	0
General partners	0	0

Total partners’ capital	10,597,131	10,750,631

Total liabilities and partners’ capital	$10,597,131	$10,750,631

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEME NTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2008	2007

EQUITY IN LOSS OF FUND II AND FUND II-OW	$(153,500)	$(53,906)

NET LOSS	$(153,500)	$(53,906)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(153,500)	$(53,906)

CLASS B	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(1.41)	$(0.50)

CLASS B	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	108,572	$11,135,689	30,221	$0	$0	$11,135,689

Net loss	0	(385,058)	0	0	0	(385,058)

BALANCE, December 31, 2007	108,572	10,750,631	30,221	0	0	10,750,631

Class B limited partner rescission	0	0	(1)	0	0	0
Net loss	0	(153,500)	0	0	0	(153,500)

BALANCE, March 31, 2008	108,572	$10,597,131	30,220	$0	$0	$10,597,131

See accompanying notes.

WELLS REAL ESTATE FUND II

STATE MENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,500)	$(53,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	153,500	53,906

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,840

CASH AND CASH EQUIVALENTS, end of period	$116,840	$116,840

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 (unaudited)

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

On September 8, 1986, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988, at which time the Partnership had sold approximately 139,793 Class A and Class B Units representing capital contributions of $34,948,250. Following the termination of the offering, the Partnership repurchased 1,000 limited partnership units. Since the termination of the offering in 1988, the total number of Class B Units has decreased to 30,220 due to the rescission of certain units.

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker(1)	• Wells Real Estate Fund I • Fund II and Fund II-OW	No properties owned during the periods presented.
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas

(1)	This joint venture was liquidated in February 2008.

Wells Real Estate Fund I, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008 and have not had a material impact on the Partnership’s financial statements. The Partnership is currently assessing the provisions and evaluating the financial impact of FSP 157-2 on its financial statements.

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

3.	INVESTMENT IN FUND II AND FUND II-OW

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW for the three months ended March 31, 2008 and 2007, respectively, is presented below:

Total Revenues		Net Loss
Three Months Ended March 31,		Three Months Ended March 31,
2008	2007	2008	2007
$29,720	$41,665	$(162,108)	$(56,929)

Condensed financial information for the Joint Ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months ended March 31, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$(3,816)	$0	$389	$0	$(3,427)
Fund II-III Associates	291,724	522,595	14,540	130,478	857	978	15,397	131,456

	$291,724	$522,595	$14,540	$126,662	$857	$1,367	$15,397	$128,029

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund I and Fund II Tucker	$0	$0	$0	$389	$0	$389
Fund II-III Associates	857	0	857	978	0	978

	$857	$0	$857	$1,367	$0	$1,367

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007
Operating cash flows	$686,545	$735,227
Net sale proceeds	2,475,039	2,475,039

	$3,161,584	$3,210,266

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $7,001 and $17,300 for the three months ended March 31, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs incurred by

Fund II and Fund II-OW and payable to Wells Capital and Wells Management is $46,684 and $41,532 for the three months ended March 31, 2008 and 2007, respectively.

Economic Dependency

The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of March 31, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of April 30, 2008, the amount of the debt guaranteed by WREF was equal to approximately $127.3 million.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On

March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

5.	COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership and its General Partners are party to legal proceedings which arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

6.	SUBSEQUENT EVENT

On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement (“Agreement”) with Hoyer Global (USA), Inc. (“Hoyer”) to occupy approximately 19% of 2100 Space Park Drive. The lease commencement date is the earlier of the date on which (i) Hoyer accepts possession and occupies the space, or

(ii) August 1, 2008. Monthly base rent payable is approximately $35,000 following a six-month rental abatement period and is scheduled to increase by approximately 2.5% annually beginning in the thirteenth month of the lease. As a result of entering into the Agreement, Hoyer is entitled to a landlord-funded tenant improvement allowance of up to approximately $620,100.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. The lease with Boeing/Shuttle Division (“Boeing”), the sole tenant at 2100 Space Park Drive, expired on March 31, 2008. On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement with Hoyer to occupy approximately 19% of 2100 Space Park Drive. The lease commencement date is the earlier of the date on which (i) Hoyer accepts possession and occupies the space, or (ii) August 1, 2008. We continue to aggressively pursue leasing and/or disposition opportunities for the Louis Rose Building and 2100 Space Park Drive that we believe will ultimately result in the best disposition pricing for our limited partners.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro rata share of anticipated re-leasing costs and anticipated capital expenditures for the Louis Rose Building and 2100 Space Park Drive. Further, the General Partners anticipate continuing to reserve operating distributions primarily because the Louis Rose Building remains vacant and Boeing’s lease expired on March 31, 2008. Once the details surrounding leasing and/or the potential sales of the Louis Rose Building and 2100 Space Park Drive become known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on re-leasing vacant space. In doing so, we seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building, located in Charlotte, North Carolina, is currently vacant. We are aggressively working on re-leasing and/or selling this property.

•

The 2100 Space Park Drive property, located in Houston, Texas, will be approximately 19% leased following the 90-month lease execution with Hoyer. We are aggressively marketing the remaining vacant space for lease.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability to re-lease space on favorable terms. In this event, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

We did not generate cash flow from operating activities during the three months ended March 31, 2008, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing costs and anticipated capital expenditures for the Louis Rose Building and 2100 Space Park Drive. Accordingly, no operating distributions were paid to limited partners during the three months ended March 31, 2008. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net sale proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of anticipated capital improvements and re-leasing costs at the Louis Rose Building and 2100 Space Park Drive. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of March 31, 2008, the vacancy rate for the Northeast submarket of Charlotte is 22.3%, compared to the vacancy rate for Charlotte as a whole of 10.9%.

Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased or sold, the level of rental rates which may be achieved in connection with such potential re-leasing, the sales price which may be achieved in connection with the potential sale, the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property, or the amount of closing cost we will be required to fund in connection with the potential sale.

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

Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves would then be utilized.

As of March 31, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2008	Undistributed Net Sale Proceeds Being Reserved as of March 31, 2008
Property Sold				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of Boeing at the Atrium (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$2,895,163	$0

Heritage Place retail portion (sold in 2003)	$3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	1,437,041	0

Brookwood Grill (sold in 2004)	$2,318,115	59.0%	1,368,616	7,675	• Funding for Fund I and Fund II Tucker operating expenses (2005)	983,228	377,713

Holcomb Bridge Property (sold in 2004)	$6,889,379	13.8%	952,801	5,278	• Funding for Fund I and Fund II Tucker operating expenses (2005)	684,568	262,955

Heritage Place office portion (sold in 2006)	$4,028,043	45.5%	1,834,371	0		0	1,834,371

Total			$9,892,357	$1,417,318		$6,000,000	$2,475,039

Upon evaluating the capital needs of our properties in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and anticipated capital improvements at the Louis Rose Building and 2100 Space Park Drive. The net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $153,500 and $53,906 for the three months ended March 31, 2008 and 2007, respectively. The increase in loss is primarily attributable to (i) a decrease in rental income as a result of Boeing exercising its option to reduce their square footage leased at 2100 Space Park Drive from 100% to approximately 58% effective September 2007, (ii) an adjustment to 2006 operating expense reimbursement billings to Boeing made in the first quarter of 2007, (iii) an increase in printing costs, legal fees, and accounting fees, substantially all of which resulted from reporting and regulatory requirements, (iv) a decline in interest income earned due to a decrease in the daily interest yield, partially offset by (v) a decrease in operating expenses as a result of the aforementioned reduction of square footage leased at 2100 Space Park Drive, and (vi) a decrease in depreciation and amortization expenses at 2100 Space Park Drive related to retiring certain assets as a result of the aforementioned reduction of square footage leased. The Joint Ventures bill tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We anticipate equity in loss of Fund II and Fund II-OW to increase in the near-term as a result of the recent Boeing lease expiration until the rental abatement period associated with the Hoyer lease is fully absorbed.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of March 31, 2008.

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

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate general partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 9, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 9, 2008	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II

Exhibit No.	Description

10.1	Office Lease with Hoyer Global (USA), Inc. relating to 2100 Space Park Drive

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002