Form 10-Q
period 2008-09-30
WELLS REAL ESTATE FUND II
filed 2008-11-07
CIK 797544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 along with Item 1A. of Part II of this report for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II

BALANCE SHEETS

ASSETS

	(Unaudited) September 30,	December 31,
	2008	2007
Investment in Fund II and Fund II-OW	$6,910,646	$7,423,525
Due from Fund II and Fund II-OW	2,230,179	3,210,266
Cash and cash equivalents	27,832	116,840

Total assets	$9,168,657	$10,750,631

PARTNERS’ CAPITAL

Limited partners:
Class A – 108,572 units issued and outstanding	$9,168,657	$10,750,631
Class B – 30,220 and 30,221 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	0	0
General partners	0	0

Total partners’ capital	$9,168,657	$10,750,631

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(302,296)	$(74,758)	$(1,581,974)	$(227,010)

NET LOSS	$(302,296)	$(74,758)	$(1,581,974)	$(227,010)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(302,296)	$(74,758)	$(1,581,974)	$(227,010)

CLASS B	$0	$0	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(2.78)	$(0.69)	$(14.57)	$(2.09)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	108,572	$11,135,689	30,221	$0	$0	$11,135,689

Net loss	0	(385,058)	0	0	0	(385,058)

BALANCE, December 31, 2007	108,572	10,750,631	30,221	0	0	10,750,631

Class B limited partner rescission	0	0	(1)	0	0	0
Net loss	0	(1,581,974)	0	0	0	(1,581,974)

BALANCE, September 30, 2008	108,572	$9,168,657	30,220	$0	$0	$9,168,657

See accompanying notes.

WELLS REAL ESTATE FUND II

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,581,974)	$(227,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	1,581,974	227,010

Net cash provided by operating activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II and Fund II-OW	(89,008)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(89,008)	0

CASH AND CASH EQUIVALENTS, beginning of period	116,840	116,840

CASH AND CASH EQUIVALENTS, end of period	$27,832	$116,840

See accompanying notes.

WELLS REAL ESTATE FUND II

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

On September 8, 1986, the Partnership commenced an offering of up to $50,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988, at which time the Partnership had sold approximately 139,793 Class A and Class B Units representing total limited partner capital contributions of $34,948,250. Following the termination of the offering, the Partnership repurchased 1,000 limited partnership units. Since the termination of the offering in 1988, the total number of outstanding Class B Units has decreased to 30,220 due to the rescission of 1 Class B unit.

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker*	• Wells Real Estate Fund I • Fund II and Fund II-OW	No properties were owned by this joint venture during the periods presented.
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas

*	This joint venture was liquidated and dissolved in February 2008.

Wells Real Estate Fund II-OW and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund I was affiliated with the Partnership through common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN FUND II AND FUND II-OW

Impairment of Real Estate Assets

The Louis Rose Building was purchased in May 1988 and has remained vacant since April 30, 2001. After careful consideration of the impact that market conditions in Charlotte, North Carolina were having on the value of properties similar to the Louis Rose Building, management concluded that selling the Louis Rose Building in its current condition would be in the best economic interests of the limited partners. Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building for a sale price of $3,476,000 and reduced the carrying value of the Louis Rose Building to this amount, less estimated costs to sell, as of June 30, 2008. Fund II and Fund II-OW recognized a corresponding impairment loss of $931,000 in the second quarter of 2008, of which $881,000 is allocable to the Partnership. In the third quarter of 2008, the contract to sell the Louis Rose Building was terminated by the prospective buyer as a result of the prospective buyer’s inability to secure third-party financing. While Fund II and Fund II-OW intends to continue marketing the Louis Rose Building for sale, a near-term sale of this property at commercially reasonable terms is considered unlikely at this point due to the recent turbulence in the credit markets. Consequently, management is in the process of revaluating the intended holding period for the Louis Rose Building, however, believes that the carrying value of this asset is materially recoverable as of September 30, 2008.

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW for the three months and nine months ended September 30, 2008 and 2007, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007	2008	2007	2008	2007
$16,285	$44,153	$(319,248)	$(78,950)	$64,232	$129,425	$(1,670,688)	$(239,740)

Condensed financial information for the Joint Ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months and nine months ended September 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$0	$0	$0	$0	$0
Fund II-III Associates	292,857	556,709	(286,555)	138,619	0	335	(286,555)	138,954

	$292,857	$556,709	$(286,555)	$138,619	$0	$335	$(286,555)	$138,954

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$(2,263)	$0	$(1,899)	$0	$(4,162)
Fund II-III Associates	656,573	1,553,500	(437,044)	344,298	7,999	2,245	(429,045)	346,543

	$656,573	$1,553,500	$(437,044)	$342,035	$7,999	$346	$(429,045)	$342,381

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund I and Fund II Tucker	$ 0	$0	$ 0	$(1,899)	$0	$(1,899)
Fund II-III Associates	7,999	0	7,999	2,245	0	2,245

	$7,999	$0	$7,999	$ 346	$0	$ 346

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008	As of December 31, 2007
Operating cash flows	$0	$735,227
Net sale proceeds	2,230,179	2,475,039

	$2,230,179	$3,210,266

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $2,500 and $26,266 for the three months ended September 30, 2008 and 2007, respectively, and $9,540 and $55,827 for the nine months ended September 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs incurred by Fund II and Fund II-OW and payable to Wells Capital and Wells Management is $36,046 and $43,681 for the three months ended September 30, 2008 and 2007, respectively, and $125,133 and $139,588 for the nine months ended September 30, 2008 and 2007, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product in the amount of approximately $76.1 million as of October 31, 2008. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. The lease with Boeing/Shuttle Division (“Boeing”), the sole tenant at 2100 Space Park Drive, expired on March 31, 2008. On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement with Hoyer Global (USA), Inc. (“Hoyer”) to occupy approximately 19% of 2100 Space Park Drive. On July 3, 2008, Fund II-III Associates entered into a 63-month lease agreement with Lockheed Martin Corporation (“Lockheed”) to occupy approximately 52% of 2100 Space Park Drive. Our focus at this time involves concentrating on leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The third quarter 2008 operating distributions to limited partners holding Class A Units were reserved as a result of funding our pro rata share of capital improvements and re-leasing costs associated with the recently executed leases at 2100 Space Park Drive. Further, the General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily because the Louis Rose Building remains vacant and we will be required to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Once the details surrounding leasing and/or the potential sales of the Louis Rose Building and 2100 Space Park Drive become known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building, located in Charlotte, North Carolina, is vacant. We are aggressively working on re-leasing and/or selling this property.

•	The 2100 Space Park Drive property, located in Houston, Texas, is approximately 71% leased following the commencement of the Lockheed lease. We continue to market the remaining vacant space for lease.

The Impact of Current Economic Conditions on our Portfolio

The fundamentals of the U.S. office real estate market continue to weaken due to dislocation in the financial services industry and have been recently exacerbated by the global financial crisis. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During October 2008, vacancy rates have continued to increase as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

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

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are not sufficient to fund our recurring operations, net sale proceeds will be utilized. To the extent that net sale proceeds are not sufficient to fund our recurring operations, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

We did not generate cash flow from operating activities during the nine months ended September 30, 2008, as Fund II and Fund II-OW continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership as a result of (i) its intention to fund its pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive, (ii) absorbing the rental abatement periods associated with the recent leasing activity at 2100 Space Park Drive, and (iii) the remaining vacancy at 2100 Space Park Drive and vacancy of the Louis Rose Building. Accordingly, no operating distributions were paid to limited partners during the nine months ended September 30, 2008. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the nine months ended September 30, 2008, we invested approximately $89,000 in Fund II and Fund II-OW primarily for investment in Fund II-III Associates in order to fund re-leasing costs and capital improvements at 2100 Space Park Drive.

We believe that the cash on hand, including net proceeds from the sale of properties, may not be sufficient to cover our working capital needs, including funding our pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive and the Louis Rose Building. Therefore, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net sale proceeds generated from the selective and strategic sale of properties, operating cash flows generated from the Joint Ventures, and the aforementioned funding options being pursued by the General Partners. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the contraction of the financial services industry, the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of September 30, 2008, the vacancy rate for the Northeast submarket of Charlotte is 24.6%, compared to the vacancy rate for Charlotte as a whole of 12.0%.

After careful consideration of the impact that market conditions in Charlotte, North Carolina were having on the value of properties similar to the Louis Rose Building, management concluded that attempting to sell the Louis Rose Building in its current condition would be in the best economic interests of the limited partners. As a result, we intend to continue to market this building for sale.

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

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis. In the event that the Partnership cannot fund its pro rata share of capital or other expenditures, the General Partners will consider other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners.

Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are not sufficient to fund such costs, net sale proceeds reserves would then be utilized. If net sale proceeds reserves are not sufficient to fund such costs, the General Partners are pursuing other funding options previously mentioned.

As of September 30, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2008	Undistributed Net Sale Proceeds Being Reserved as of September 30, 2008
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	50.8%	$4,275,779	$1,380,616	• Re-leasing of 2100 Space Park Drive (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$2,895,163	$0
Heritage Place retail portion (sold in 2003)	$3,207,708	45.5%	1,460,790	23,749	• Funding for Fund I and Fund II Tucker operating expenses (2005)	1,437,041	0
Brookwood Grill (sold in 2004)	$2,318,115	59.0%	1,368,616	147,238	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008)	983,228	238,150
Holcomb Bridge Property (sold in 2004)	$6,889,379	13.8%	952,801	102,439	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008)	684,568	165,794
Heritage Place office portion (sold in 2006)	$4,028,043	45.5%	1,834,371	0	—	0	1,834,371

Total			$9,892,357	$1,654,042		$6,000,000	$2,238,315

Upon evaluating the capital needs of our properties in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive and the Louis Rose Building. Accordingly, the net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $302,296 and $74,758 for the three months ended September 30, 2008 and 2007, respectively. This increase in loss is primarily attributable to the following activities at the 2100 Space Park Drive property (i) repairing damage caused by Hurricane Ike, (ii) a decrease in rental income as a result of the Boeing lease expiration in March 2008, partially offset by (iii) an increase in rental income related to the recently executed leases with Hoyer and Lockheed.

Equity in loss of Fund II and Fund II-OW was $1,581,974 and $227,010 for the nine months ended September 30, 2008 and 2007, respectively. This increase in loss is primarily attributable to an impairment loss recognized by Fund II and Fund II-OW related to the Louis Rose Building in the second quarter of 2008, of which approximately $881,000 was allocated to the Partnership, and repairing damage caused by Hurricane Ike at the 2100 Space Park Drive property.

We anticipate that equity in loss of Fund II and Fund II-OW will decline in the near-term as a result of incurring repair costs in the third quarter of 2008 at 2100 Space Park Drive related to the damage caused by Hurricane Ike.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the estimated fair values and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the second quarter of 2008, Fund II and Fund II-OW recorded an impairment loss at the Louis Rose Building of approximately $931,000, of which approximately $881,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its fair value less costs to sell, as a result of management refining its strategy for disposing of this building.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 includes various risk factors applicable to the Partnership. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turmoil in the credit markets may cause market rental rates and property values to decline and may impede disposition of a property at commercially reasonable terms.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell a property at commercially reasonable terms. No assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 7, 2008	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II

Exhibit No.	Description

*10.1	Office Lease with Lockheed Martin Corporation relating to 2100 Space Park Drive (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund II for the quarter ended June 30, 2008, Commission File No. 0-16518)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference